Form 10-Q
period 2003-09-30
KNIGHT FULLER INC
filed 2003-11-19
CIK 1172939

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-15724

                               Knight Fuller, Inc.

        (Exact name of small business issuer as specified in its charter)



            Delaware                                         45-0476087
-------------------------------                    -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


        150 Post Street, Suite 405
        San Francisco, California                               94108
-------------------------------------------        -----------------------------
  (Address of principal executive office)                     (Zip Code)


        Registrant's telephone number, including area code (415) 788-1441

              Resources Accrued Mortgage Investors L.P. - Series 86
     7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts 02114

                          (Former name, former address)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The number of shares of common stock, $0.0001 par value, outstanding as of November 14, 2003 was 325,233.

                                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                              Knight Fuller, Inc.
                                          Consolidated Balance Sheets
                                                (in US dollars)

                                                                             As of                        As of
                                                                         September 30,                 December 31,
                                                                       -----------------            -----------------
                                                                             2003                         2002
                                                                       -----------------            -----------------
Assets:
    Cash and cash equivalents                                                $2,049,683                   $2,252,809
    Other current assets(1)                                                      26,439                        2,909
                                                                       -----------------            -----------------
       Total Current Assets                                                   2,076,122                    2,255,718

    Investments, at cost                                                          1,059                            -
    Real estate, net                                                                  -                    2,100,000
                                                                       -----------------            -----------------
Total Assets                                                                 $2,077,181                   $4,355,718
                                                                       =================            =================

Liabilities and Shareholders' or Partners' Equity:

Liabilities:
    Accounts payable and accrued expenses                                        71,857                      211,891
    Mortgage loan payable                                                             -                    3,001,144
                                                                       -----------------            -----------------
       Total Liabilities                                                         71,857                    3,213,035

Shareholders' or Partners' Equity:
    Limited Partners' Equity                                                          -                    1,085,622
    General Partners' Equity                                                          -                       57,021
    Common Stock ($.0001 par value)(2)                                               33                            -
    Paid-In Capital(2)                                                          928,849                            -
    Retained Earnings                                                           948,632                            -
                                                                       -----------------            -----------------
Total Shareholders' or Partners' Equity                                       1,877,514                    1,142,683
    Minority Interest(3)                                                        127,810                            -
                                                                       -----------------            -----------------
Total Liabilities and Partners' Equity                                       $2,077,181                   $4,355,718
                                                                       =================            =================
-----------------------------------------------------------------

Notes:
    (1) Includes prepaid insurance.
    (2) Reflects the conversion of partners' equity to shareholders' equity as a result of the Restructuring.
    (3) Reflects approximately 6.37% ownership held in the form of units of KFI Properties.


See notes to financial statements.

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 Knight Fuller, Inc.
                                           Consolidated Income Statements
                                                   (in US dollars)

                                                          For the Three Months                         For the Nine Months
                                                           ended September 30,                         ended September 30,
                                                    ----------------------------------          ----------------------------------
                                                         2003              2002                      2003              2002
                                                    ----------------  ----------------          ----------------  ----------------
Revenue:
    Operating income - real estate                                -          $322,224                   $53,385          $922,813
    Dividend income                                              62                 -                        62                 -
    Other income                                              9,600                 -                    37,956             7,100
    Short-term investment interest                            3,589             9,004                    14,519            28,367
                                                    ----------------  ----------------          ----------------  ----------------
Total Revenue                                               $13,252          $331,228                  $105,923          $958,280

Costs and Expenses:
    Operating expenses - real estate                              -           255,941                    12,001           780,587
    Mortgage loan interest expense                                -            50,282                    16,504           167,019
    General and administrative(1)                           121,869            29,569                   185,274            91,823
    Depreciation expense                                          -            25,783                         -            51,567
    Loss on foreclosure of property                               -                 -                 2,100,000                 -
                                                    ----------------  ----------------          ----------------  ----------------
                           Total costs and expenses         121,869           361,575                 2,313,778         1,090,996
                                                    ----------------  ----------------          ----------------  ----------------
    Operating loss before extraordinary item              ($108,617)         ($30,347)              ($2,207,855)        ($132,716)

    Gain on extinguishment of debt                                -                 -                 3,156,487                 -
                                                    ----------------  ----------------          ----------------  ----------------
Net income / (loss)                                       ($108,617)         ($30,347)                 $948,632         ($132,716)
                                                    ================  ================          ================  ================

Net income / (loss) per share or unit(2)                     ($0.31)           ($0.09)                    $2.73            ($0.38)

--------------------------------------------------

Notes:
    (1) Includes restructuring costs.
    (2) Based on a total of 347,373 shares and units outstanding; comprised of 325,233 KFI shares outstanding and 22,140 KFI
        Properties units outstanding.


See notes to financial statements.

STATEMENT OF EQUITY (UNAUDITED)

                                                  Knight Fuller, Inc.
                                           Consolidated Statement of Equity
                                                    (in US dollars)

                                        Partners' Equity                       Shareholders' Equity
                                  ----------------------------     --------------------------------------------
                                    General        Limited            Common         Paid-In        Retained
                                    Partners       Partners           Stock          Capital        Earnings           Total
                                  -------------  -------------     -------------   -------------  -------------     -------------
Balance, January 1, 2003               $57,021     $1,085,662                 -               -              -        $1,142,683

Partner's share of net income           46,483        902,149                 -               -              -           948,632

Conversion of partnership             (103,504)    (1,987,811)               33         928,849              -        (1,162,433)

Net income                                   -              -                 -               -        948,632           948,632
                                  -------------  -------------     -------------   -------------  -------------     -------------
Balance, September 30, 2003                 $0             $0               $33        $928,849       $948,632        $1,877,514
                                  =============  =============     =============   =============  =============     =============


--------------------------------------------------------------

Notes:
    For former partners of RAM-86 who elected to receive, and subsequently received, units of KFI Properties L.P. in exchange for their units of RAM-86, ownership is reflected as minority interest in the amount of $127,810 on the balance sheet.


See notes to financial statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                        Knight Fuller, Inc.
                               Consolidated Statements of Cash Flows
                                           (in US dollars)

                                                                          For the nine months
                                                                          ended September 30,
                                                             ----------------------------------------------
                                                                   2003                        2002
                                                             -----------------           ------------------
Operating Activities:
     Net income / (loss)                                             $948,632                    ($132,716)

     Gain on extinguishment of debt                                (3,156,487)                           -
     Loss on foreclosure of property                                2,100,000                            -
     Depreciation                                                           -                       51,567
     Adjustments to reconcile net income / (loss)
     to net cash provided by operating activities:
         Other assets                                                 (27,498)                      62,720
         Accounts payable and accrued expenses                        (67,773)                      82,757
                                                             -----------------           ------------------
Net cash provided by (used in) operating activities                  (203,126)                      64,328

Investing Activities:
     Additions to real estate                                               -                      (35,031)
                                                             -----------------           ------------------
Net cash provided by (used in) investing activities                         -                      (35,031)

Financing Activities:
     Principal payments on mortgage loan payable                            -                      (97,325)
                                                             -----------------           ------------------
Net cash provided by (used in) financing activities                         -                     (97,325)

Net change in cash for the period                                    (203,126)                     (68,028)

Cash, beginning of period                                           2,252,809                    2,471,745
                                                             -----------------           ------------------
Cash, end of period                                                $2,049,683                   $2,403,717
                                                             =================           ==================



See notes to financial statements.

1. INTERIM FINANCIAL INFORMATION

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the audited financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors L.P. - Series 86, the pre-Restructuring predecessor to KFI Properties L.P., (hereinafter "RAM-86") Annual Report on Form 10-KSB for the year ended December 31, 2002. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

2. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

On October 1, 2003, Knight Fuller, Inc. ("KFI") loaned $1 million in the form of an unsecured promissory note (the "Note") to Sutter Holding Company, Inc., an entity controlled by officers of KFI. The Note bears interest at 8% per annum. Interest is payable monthly commencing on December 6, 2003. The Note is payable on demand and therefore has no maturity date. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000.

KFI currently has no source of operating income, and its cash balances earn approximately 1% per annum in money market funds. This Note will provide monthly cash flow of $11,106.66 to KFI, which management believes will be sufficient to support its operations in the near future. KFI's officers have voluntarily elected to forego all forms of compensation until such time as a suitable operating business is acquired and the Note is repaid. It is anticipated that management will cause Sutter Holding Company to repay the Note concurrent with the consummation of an acquisition, or at such time as the funds are otherwise required in pursuit of KFI's investment objectives. In this regard, KFI is actively pursuing opportunities, and is currently in negotiations with two potential acquisition candidates. However, there can be no assurance that either of these current negotiations will result in the consummation of a transaction.

As of September 22, 2003, KFI, an affiliate of a limited partner holding approximately 36.2% of the outstanding units of the Partnership, had received 169,492 votes, representing approximately 51.4% of all outstanding units, in favor of the Restructuring as described in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission, and the current report on Form 8-K described in Item 6(b) of this report. Approval of the Restructuring required the vote of at least a majority of holders of the limited partnership units. Effective September 22, 2003, the Restructuring of RAM-86 into KFI Properties, L.P., a limited partnership controlled by KFI, was consummated. As disclosed in the Registration Statement on Form S-4 with the Securities and Exchange Commission and as a result of the Restructuring, each unit of limited partnership interest in the Partnership was converted into one share of KFI common stock except in cases where limited partners elected to receive units in KFI Properties, L.P. on the same 1:1 conversion ratio basis.

For purposes of clarity, as a result of the Restructuring, RAM-86 has become KFI Properties L.P. which is a limited partnership controlled by KFI.

Through January 16, 2003, RAM Funding, Inc., the investment general partner, Resources Capital Corp., the administrative general partner, and Presidio AGP Corp., the associate general partner (collectively the "Former General Partners"), were ultimately controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. On January 17, 2003, Presidio Capital Investment Company, LLC ("Presidio"), the sole shareholder of RAM Funding, Inc., sold all of the issued and outstanding shares of RAM Funding, Inc. to KFI. As part of this transaction, RAM Funding, Inc. entered into an agreement with the other General Partners of the Partnership pursuant to which RAM Funding, Inc. was delegated the exclusive right to act on behalf of the Partnership solely in connection with the Restructuring. Upon consummation of the Restructuring on September 22, 2003, the General Partners resigned and the remaining 4.9% General Partners' interest in distributions of the Partnership, held by General Partners other than RAM Funding, Inc., were converted to 16,170 units of KFI Properties L.P. RAM Funding, Inc.'s 0.1% General Partner interest that was converted to common stock of KFI.

The Former General Partners of RAM-86 collectively were allocated 5% of the net income or loss of the Partnership and were entitled to receive 5% of distributions. Such amounts were allocated or distributed 4.8% to the administrative general partner, 0.1% to the investment general partner, and 0.1% to the associate general partner. No distributions had been made for the nine months ended September 30, 2003 and September 30, 2002, respectively.

3. REAL ESTATE

Due to the Restructuring, KFI and KFI Properties L.P. own all of the assets formerly belonging to RAM-86. At the time of the consummation of the Restructuring, RAM-86 did not own any real estate assets.

RAM-86 held fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. The land, building and improvements were pledged to collateralize the mortgage loan payable.

On February 18, 2003, RAM-86's hotel property was lost through foreclosure. At the date of foreclosure, it is estimated that the property had a value of $2,100,000. Accordingly, during the six months ended June 30, 2003, RAM-86 recorded a loss of $2,100,000 on disposal of property.

4. MORTGAGE LOAN PAYABLE

Due to the Restructuring, KFI and KFI Properties L.P. assumed all of the liabilities formerly belonging to RAM-86. At the time of the consummation of the Restructuring, RAM-86 did not have any outstanding mortgage loans payable.

During 1993, in connection with the foreclosure of the Richmond Comfort Inn, RAM-86 acquired the property subject to a $4,000,000 non-recourse promissory note secured by a first mortgage on the hotel property. Through March 31, 2002, the interest rate on the loan was 8.5%. Effective April 1, 2002, the interest rate was reduced to 6.625% through April 2007. The loan required monthly payments of interest and principal aggregating $28,280. The loan was scheduled to mature on February 1, 2016. On January 6, 2003, RAM-86 received notice that the loan encumbering its remaining property was in default for failure to pay debt service for the months of December 2002 and January 2003.

On February 18, 2003, RAM-86's hotel property was lost through foreclosure. Accordingly, during the six months ended June 30, 2003, RAM-86 recognized a gain on extinguishment of debt equal to the outstanding debt balance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB for KFI and the other filings with the Securities and Exchange Commission made by Registrant under its former name (Resources Accrued Mortgage Investors L.P. - Series 86) from time to time. The discussion of KFI's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to KFI's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

                        Liquidity and Capital Resources

KFI uses cash and cash equivalents as its primary measure of liquidity. On October 1, 2003, KFI loaned $1 million in the form of an unsecured promissory note (the "Note") to Sutter Holding Company, Inc., an entity controlled by officers of KFI. The Note bears interest at 8% per annum. Interest is payable monthly commencing on December 6, 2003. The Note is payable on demand and therefore has no maturity date. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000. KFI currently has no source of operating income, and its cash balances earn approximately 1% per annum in money market funds. This Note will provide monthly cash flow of $11,106.66 to KFI, which management believes will be sufficient to support its operations in the near future.

As of September 30, 2003, KFI's cash and cash equivalents decreased by $203,126 since December 31, 2002 to $2,049,683. The decrease is due to cash used in operating activities and to complete the Restructuring.

On February 18, 2003, RAM-86 lost its remaining property through foreclosure. Accordingly, during the six months ended June 30, 2003, in connection with the foreclosure, RAM-86 recorded a $2,100,000 loss on disposal of property and a $3,156,487 gain on extinguishment of debt.

Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

                             Results of Operations

The Third Quarter ended September 30, 2003 compared to the Third Quarter ended September 30, 2002

Revenues

Total revenues amounted to $13,252 for the quarter ended September 30, 2003 compared to $331,228 for the corresponding period in the prior year, a decrease of $317,976. This decrease was primarily the result of a decline in operating income due to the loss of RAM-86's hotel property through foreclosure. Interest income also declined due to lower interest rates and less invested capital.

Operating Expenses

Costs and expenses amounted to $121,869 for the quarter ended September 30, 2003 compared to $361,575 for the corresponding period in the prior year, a decrease of $239,706. This decrease was the result of a decline in operating expenses due to the loss of RAM-86's hotel property, as well as due to reductions in mortgage loan interest expense and depreciation expense.

Net Income or Loss

Net loss amounted to $108,617 for the quarter ended September 30, 2003 compared to a loss of $30,347 for the corresponding period in the prior year, an increase of $78,270. Net loss increased due to the net effect of the loss of RAM-86's hotel property through foreclosure. Additional expenses incurred during the quarter related to the Restructuring also contributed to the net loss for the quarter.

The Nine Months ended September 30, 2003 compared to the Nine Months ended September 30, 2002

Revenues

Total revenues amounted to $105,923 for the nine months ended September 30, 2003 compared to $958,280 for the corresponding period in the prior year, a decrease of $852,357. This decrease was primarily the result of a decline in operating income due to the loss of RAM-86's hotel property through foreclosure. Interest income also declined due to lower interest rates and less invested capital.

Operating Expenses

Costs and expenses, before the loss on foreclosure of property, amounted to $213,778 for the nine month period ended September 30, 2003 compared to $1,090,996 for the corresponding period in the prior year, a decrease of $877,218. This decrease was the result of a decline in operating expenses due to the loss of RAM-86's hotel property, as well as due to reductions in mortgage loan interest expense and depreciation expense.

Net Income or Loss

Net income amounted to $948,632 for the nine month period ended September 30, 2003 compared to a loss of $132,716 for the corresponding period in the prior year, an increase of $1,081,348. Net income increased due to the net effect of the loss of RAM-86's hotel property through foreclosure and resulting gain on the extinguishment of debt associated with the hotel property.

Given the absence of any operations at RAM-86 during the most recent quarter (and since February of this year), and the presence of operations during comparable reporting periods in fiscal 2002, no further meaningful period to period comparisons of operating results can be made.

                      Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under pervious guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Registrant's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Registrant's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Registrant's financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Registrant will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Registrant does not expect that this Interpretation will have an impact on the Registrant's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an Underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no impact on the Registrant's financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

KFI is subject to very little, if any, market risk as its cash and cash equivalents are invested in short-term money market mutual funds and a demand loan promissory note.

ITEM 4. CONTROLS AND PROCEDURES

The Registrant's principal executive officer and principal financial officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 14(c)) as of the end of the period covered by this report and have determined that such disclosure controls and procedures are adequate. These disclosure controls and procedures are those controls and procedures which are designed to ensure that all the information required to be disclosed by the Registrant in all its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Commission and that the information is communicated to the Chief Executive Officer, the Chief Financial Officer and the Board of Directors on a timely basis. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls and, accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

31.1     Rule 13a-14(a)/15d-14(a) Certification

31.2     Rule 13a-14(a)/15d-14(a) Certification

32.1     Section 1350 Certification.

32.2     Section 1350 Certification

(b) Reports on Form 8-K:

On October 14, 2003, a report on Form 8-K was filed with the Securities and Exchange Commission disclosing a restructuring, in the form of a merger, of RAM-86 into KFI Properties L.P. which is a limited partnership controlled by KFI. The information contained in this report is incorporated herein by reference.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KNIGHT FULLER, INC.




BY:  /s/ Robert E. Dixon
     --------------------------------------
     Robert E. Dixon
     Co-chairman, Co-chief Executive Officer and
     President

BY:  /s/ William G. Knuff, III
     --------------------------------------
     William G. Knuff, III
     Co-chairman, Co-chief Executive Officer and
     Chief Financial Officer



Dated: November 18, 2003