Form 10QSB
period 2003-09-30
KNIGHT FULLER INC
filed 2003-12-09
CIK 1172939

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

                       Commission file number 333-87968-01

                               KFI Properties L.P.

        (Exact name of small business issuer as specified in its charter)



            Delaware                                         68-0521321
-------------------------------                    -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


        150 Post Street, Suite 405
        San Francisco, California                               94108
-------------------------------------------        -----------------------------
  (Address of principal executive office)                     (Zip Code)


        Registrant's telephone number, including area code (415) 788-1441

              Resources Accrued Mortgage Investors L.P. - Series 86
     7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts 02114

                          (Former name, former address)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The number of units outstanding as of November 14, 2003 was 347,373.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                               KFI Properties L.P.
                                 Balance Sheets
                                 (in US dollars)

                                                                            As of                        As of
                                                                        September 30,                 December 31,
                                                                       ---------------               --------------
                                                                             2003                         2002
                                                                       ---------------               --------------
Assets:
    Cash and cash equivalents                                                $2,049,683                   $2,252,809
    Other current assets(1)                                                      26,439                        2,909

       Total Current Assets                                                   2,076,122                    2,255,718

    Investments, at cost                                                          1,059                            -
    Real estate, net                                                                  -                    2,100,000

Total Assets                                                                 $2,077,181                   $4,355,718
                                                                       =================            =================

Liabilities and Shareholders' or Partners' Equity:

Liabilities:
    Accounts payable and accrued expenses                                        71,857                      211,891
    Mortgage loan payable                                                             -                    3,001,144

       Total Liabilities                                                         71,857                    3,213,035

Partners' Equity:
    Limited Partners' Equity(2)                                               2,005,324                    1,085,662
    General Partners' Equity                                                          -                       57,021

Total Liabilities and Partners' Equity                                       $2,077,181                   $4,355,718
                                                                       =================            =================

Notes:
    (1) Includes prepaid insurance.
    (2) Reflects 6.37% ownership or 22,140 units held by unaffiliated limited partners of KFI Properties, and 93.63% ownership or 325,233 units held by KFI.

See notes to financial statements.

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 KFI Properties L.P.
                                                 Income Statements
                                                  (in US dollars)

                                                             For the Three Months                         For the Nine Months
                                                              ended September 30,                         ended September 30,
                                                           ------------------------                    ------------------------
                                                            2003              2002                      2003              2002
                                                           ------------------------                    ------------------------
Revenue:
    Operating income - real estate                              $ -          $322,224                   $53,385          $922,813
    Dividend income                                              62                 -                        62                 -
    Other income                                              9,600                 -                    37,956             7,100
    Short-term investment interest                            3,590             9,004                    14,520            28,367

Total Revenue                                               $13,252          $331,228                  $105,923          $958,280

Costs and Expenses:
    Operating expenses - real estate                              -           255,941                    12,001           780,587
    Mortgage loan interest expense                                -            50,282                    16,504           167,019
    General and administrative(1)                           121,869            29,569                   185,273            91,823
    Depreciation expense                                          -            25,783                         -            51,567
    Loss on foreclosure of property                               -                 -                 2,100,000                 -

                           Total costs and expenses         121,869           361,575                 2,313,778         1,090,996

    Operating loss before extraordinary item              ($108,617)         ($30,347)              ($2,207,855)        ($132,716)

    Gain on extinguishment of debt                                -                 -                 3,156,487                 -

Net income / (loss)                                       ($108,617)         ($30,347)                 $948,632         ($132,716)
                                                    ================  ================          ================  ================

Net income / (loss) per unit(2)                              ($0.31)           ($0.09)                    $2.73            ($0.38)


Notes:

    (1) Includes restructuring costs.
    (2) Based on a total of 347,373 units outstanding.

See notes to financial statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                               KFI Properties L.P.
                            Statements of Cash Flows
                                 (in US dollars)

                                                                                      For the nine months
                                                                                       ended September 30,
                                                                               ----------------------------------
                                                                                2003                        2002
                                                                               ----------------------------------
Operating Activities:
     Net income / (loss)                                                          $948,632                    ($132,716)

     Gain on extinguishment of debt                                             (3,156,487)                           -
     Loss on foreclosure of property                                             2,100,000                            -
     Depreciation                                                                        -                       51,567
     Adjustments to reconcile net income /
      (loss) to net cash provided by
      operating activities:
         Other assets                                                              (27,498)                      62,720
         Accounts payable and accrued expenses                                     (67,773)                      82,757

Net cash provided by (used in) operating activities                               (203,126)                      64,328

Investing Activities:
     Additions to real estate                                                            -                      (35,031)

Net cash provided by (used in) investing activities                                      -                      (35,031)

Financing Activities:
     Principal payments on mortgage loan payable                                         -                      (97,325)

Net cash provided by (used in) financing activities                                      -                      (97,325)
Net change in cash for the period                                                 (203,126)                     (68,028)
Cash, beginning of period                                                        2,252,809                    2,471,745

Cash, end of period                                                             $2,049,683                   $2,403,717

                                                                          =================           ==================

1. INTERIM FINANCIAL INFORMATION

The accompanying financial statements, footnotes and discussions should be read in conjunction with the audited financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors
L.P. - Series 86, the pre-Restructuring predecessor to KFI Properties L.P., (hereinafter "RAM-86") Annual Report on Form 10-KSB for the year ended December 31, 2002. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

2. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

On October 1, 2003, KFI Properties L.P. ("KFI L.P."), through its parent
Knight Fuller, Inc. ("KFI"), loaned $1 million in the form of an unsecured promissory note (the "Note") to Sutter Holding Company, Inc., an entity controlled by officers of KFI. The Note bears interest at 8% per annum. Interest is payable monthly commencing on December 6, 2003. The Note is payable on demand and therefore has no maturity date. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000.

KFI L.P. currently has no source of operating income, and its cash balances earn approximately 1% per annum in money market funds. This Note will provide monthly cash flow of $11,106.66 to KFI and KFI L.P., which management believes will be sufficient to support its operations in the near future. The officers of KFI L.P.'s general partner have voluntarily elected to forego all forms of compensation until such time as a suitable operating business is acquired and the Note is repaid. It is anticipated that management will cause Sutter Holding Company to repay the Note concurrent with the consummation of an acquisition, or at such time as the funds are otherwise required in pursuit of KFI L.P.'s investment objectives. In this regard, KFI L.P. is actively pursuing opportunities, and is currently in negotiations with two potential acquisition candidates. However, there can be no assurance that either of these current negotiations will result in the consummation of a transaction.

As of September 22, 2003, KFI, an affiliate of a limited partner holding approximately 36.2% of the outstanding units of the Partnership, had received 169,492 votes, representing approximately 51.4% of all outstanding units, in favor of the Restructuring as described in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission, and the current report on Form 8-K described in Item 6(b) of this report. Approval of the Restructuring required the vote of at least a majority of holders of the limited partnership units. Effective September 22, 2003, the Restructuring of RAM-86 into KFI L.P., a limited partnership controlled by KFI, was consummated. As disclosed in the Registration Statement on Form S-4 with the Securities and Exchange Commission and as a result of the Restructuring, each unit of limited partnership interest in the Partnership was converted into one share of KFI common stock except in cases where limited partners elected to receive units in KFI L.P. on the same 1:1 conversion ratio basis.

For purposes of clarity, as a result of the Restructuring, RAM-86 has become KFI Properties L.P. which is a limited partnership and majority-owned subsidiary controlled by KFI.

Through January 16, 2003, RAM Funding, Inc., the investment general partner, Resources Capital Corp., the administrative general partner, and Presidio AGP Corp., the associate general partner (collectively the "Former General Partners"), were ultimately controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. On January 17, 2003, Presidio Capital Investment Company, LLC ("Presidio"), the sole shareholder of RAM Funding, Inc., sold all of the issued and outstanding shares of RAM Funding, Inc. to KFI. As part of this transaction, RAM Funding, Inc. entered into an agreement with the other General Partners of the Partnership pursuant to which RAM Funding, Inc. was delegated the exclusive right to act on behalf of the Partnership solely in connection with the Restructuring. Upon consummation of the Restructuring on September 22, 2003, the General Partners resigned and the remaining 4.9% General Partners' interest in distributions of the Partnership, held by General Partners other than RAM Funding, Inc., were converted to 16,170 units of KFI L.P. RAM Funding, Inc.'s 0.1% General Partner interest that was converted to common stock of KFI.

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

3. REAL ESTATE

Due to the Restructuring, KFI and KFI L.P. own all of the assets formerly belonging to RAM-86. At the time of the consummation of the Restructuring, RAM-86 did not own any real estate assets.

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

4. MORTGAGE LOAN PAYABLE

Due to the Restructuring, KFI and KFI L.P. assumed all of the liabilities formerly belonging to RAM-86. At the time of the consummation of the Restructuring, RAM-86 did not have any outstanding mortgage loans payable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB for KFI Properties L.P., ("KFI L.P.") as well as disclosed in the consolidated financial statements in Form 10-QSB for Knight Fuller, Inc. which is already on file with the Securities and Exchange Commission, and the other filings with the Securities and Exchange Commission made by Registrant under its former name (Resources Accrued Mortgage
Investors L.P. - Series 86) from time to time. The discussion of KFI L.P.'s liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to KFI L.P.'s operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

                        Liquidity and Capital Resources

KFI L.P.uses cash and cash equivalents as its primary measure of liquidity. On October 1, 2003, KFI L.P., thorugh its parent KFI, loaned $1 million in the form of an unsecured promissory note (the "Note") to Sutter Holding Company, Inc., an entity controlled by officers of KFI. The Note bears interest at 8% per annum. Interest is payable monthly commencing on December 6, 2003. The Note is payable on demand and therefore has no maturity date. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000. KFI L.P. currently has no source of operating income, and its cash balances earn approximately 1% per annum in money market funds. This Note will provide monthly cash flow of $11,106.66 to KFI L.P., which management believes will be sufficient to support its operations in the near future.

As of September 30, 2003, KFI L.P's cash and cash equivalents decreased by $203,126 since December 31, 2002 to $2,049,683. The decrease is due to cash used in operating activities and to complete the Restructuring.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

KFI L.P. is subject to very little, if any, market risk as its cash and cash equivalents are invested in short-term money market mutual funds and a demand loan promissory note.

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

                          PART II - OTHER INFORMATION
ITEM 5. OTHER INFORMATION

As soon as practicable and allowable, it is the intention of management to terminate KFI Properties L.P.'s duty to file under Rule 12h-3 "Suspension of Duty to File Reports under Section 15(d)" of the Securities Exchange Act of 1934, as amended.

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

                               KFI Properties L.P.




BY:  /s/ Robert E. Dixon
     --------------------------------------
     Robert E. Dixon, Co-chief Executive Officer;
     Co-chairman, Co-chief Executive Officer and
     President of Knight Fuller, Inc., General Partner
     of Registrant

BY:  /s/ William G. Knuff, III
     --------------------------------------
     William G. Knuff, III, Co-chief Executive Officer,
     Chief Financial Officer; Co-chairman,
     Co-chief Executive Officer and Chief Financial Officer
     of Knight Fuller, Inc., General Partner of Registrant



Dated: December 9, 2003