Form 10KSB
period 2003-12-31
KNIGHT FULLER INC
filed 2004-04-14
CIK 1172939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934



          For the fiscal year ended              Commission File Number
               December 31, 2003                       333-87968
              -------------------                     -----------


                               KNIGHT FULLER, INC.
                             ----------------------
        (exact name of small business issuer as specified in its charter)



        Delaware                                          45-0476087
-----------------------                       ---------------------------------
(State of organization)                       (IRS Employer Identification No.)


     150 Post Street, Suite 405 San Francisco, California          94108
   ---------------------------------------------------------       -----
          (Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code:    (415) 788-1441
                                                      --------------



        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, CUSIP #499 00N 107
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Resources Accrued Mortgage Investors, LP - Series 86 was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $134,616.

No market exists for the common stock of Knight Fuller, Inc., and, therefore, a market value for such interests cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
See Exhibit Index

Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Knight Fuller, Inc. (the "Company" or "KFI") was incorporated in April, 2002 to act as a holding company and the parent company of KFI Properties, LP ("KFI Properties"). The Company is the general partner of KFI Properties. KFI Properties was formed in April, 2002 to merge with and into Resources Accrued Mortgage Investors LP - Series 86 ("RAM 86"), with KFI Properties the surviving entity.

RAM 86 was organized as a Delaware limited partnership on September 25, 1985. In 1986, RAM 86 sold, pursuant to a registration statement filed with the Securities Exchange Commission, 329,994 units of limited partnership interest (the "Units") for gross proceeds aggregating $82,501,000.

The principal business of RAM 86 was to invest primarily in "zero coupon" first and junior mortgage loans ("Mortgage Loans") on properties owned or acquired principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of Integrated Resources, Inc. ("Integrated"), the original owner of one of its General Partners. The Mortgage Loans generally had original terms of approximately twelve years (with a right to prepay with payment of a prepayment penalty between the eighth and ninth years and without penalty beginning in the tenth year) with all interest and principal due and payable at the maturity or prepayment of the Mortgage Loan. As of February, 2003, all of RAM 86's mortgages and properties had either been repaid, sold, or lost to foreclosure, and its sole asset was cash.

On February 18, 2003, RAM 86's hotel property was lost through foreclosure. Accordingly, in connection with the foreclosure, RAM 86 recorded a $2,100,000 loss on disposal of property and a $3,156,487 gain on extinguishment of debt.

On September 22, 2003, RAM 86 merged with and into KFI Properties, with KFI Properties the surviving entity (the "Restructuring"). KFI Properties is 93.6% owned by KFI.

The principal business of KFI is to search for attractive acquisitions, merger candidates, joint ventures, or other assets of any kind.

MANAGEMENT/EMPLOYEES

The Company's sole employees are Robert E. Dixon and William G. Knuff, III, who each serve as Co-Chief Executive Officer and Director. The Company also engages the services of other professionals, for legal, bookkeeping and other services, as necessary.

COMPETITION

As a holding company in search of attractive business opportunities, the Company operates in an extremely competitive environment. Furthermore, the Company may be competing for acquisitions against other companies with significantly more resources and capital.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company owns no properties. The Company currently leases approximately 1,000 square feet of office space from Sutter Holding Company, an entity controlled by the Company's Co-Chief Executive Officers. The lease is month-to-month, cancelable at any time by either party, and the monthly payment is $1,000.

On February 18, 2003, RAM 86's hotel property was lost through foreclosure. Accordingly, in connection with the foreclosure, RAM 86 recorded a $2,100,000 loss on disposal of property and $3,156,487 gain on extinguishment of debt.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SECURITIES AND RELATED SECURITY HOLDER MATTERS

There is no established public trading market for the Company's common stock.

As of March 1, 2004, there were approximately 7,248 shareholders of the Company's common stock, owning an aggregate of 325,233 Shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

KFI had substantially zero assets and liabilities at December 31, 2002, making meaningful comparisons with the current period difficult. However, to make prior period comparisons more meaningful, we will compare KFI to RAM 86, the predecessor company to KFI's subsidiary, KFI Properties.

LIQUIDITY AND CAPITAL RESOURCES

KFI's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As previously stated, KFI is a holding company in search of a merger or acquisition candidate, or other business opportunity. In these efforts KFI is competing with other companies with substantially more resources and capital. Even if KFI is successful in acquiring a business or other asset, it may not have enough capital to successfully operate the business. The Company may use unlimited leverage to acquire businesses or assets, and its operations may not provide sufficient cash flow to service the resulting debt. Additionally, subsequent to December 31, 2003, the note receivable from Sutter Holding Company, Inc. ("SHC"), a company controlled by the officers of KFI and the largest shareholder of KFI stock, has been amended to increase the face value of the note and to allow SHC to defer monthly payments for up to one year. Accordingly, KFI potentially will have no source of funds. These and other potential issues raise substantial doubt about KFI's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KFI uses cash and cash equivalents as its primary measure of liquidity. On October 1, 2003, KFI loaned $1 million in the form of an unsecured promissory note (the "Note") to SHC. The Note bore interest at 8% per annum. Interest was payable monthly commencing on December 6, 2003. The Note was payable on demand. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000 through additional cash advances. In March, 2004, KFI further modified the Note due from SHC to increase the face value of the Note to $1,757,107 through additional cash advances, and to allow SHC to defer monthly payments for up to one year. In any month in which SHC elects to defer making a cash payment, the interest rate increases to 12% for that month. The entire principal balance of the Note and any deferred interest accrued is due on April 6, 2005. However, uncertain conditions exist regarding the collectibility of the Company's note receivable.

As of December 31, 2003, KFI's level of liquidity based on cash and cash equivalents decreased by $1,894,798 from December 31, 2002 to $358,011. The decrease is due to $228,798 of cash used in operating activities (including merger related costs), and $1,666,000 used to make a loan to SHC.

Management believes the Company's liquidity is sufficient to sustain its operations for the foreseeable future.

RESULTS OF OPERATIONS

Revenues

Total revenues amounted to $134,616 for the year ended December 31, 2003 compared to $1,177,194 for the year ended December 31, 2002, a decrease of $1,042,578. This decrease was primarily the result of a decline in operating income due to the loss of RAM 86's hotel property through foreclosure.

Costs and Expenses

Costs and expenses, before provision for impairment and loss on foreclosure of property, amounted to $237,444 for the year ended December 31, 2003 compared to $1,399,334 for the year ended December 31, 2002, a decrease of $1,161,890. This decrease was the result of a decline in operating expenses due to the loss of RAM 86's hotel property, as well as due to the reductions in mortgage loan interest expense and depreciation expense. General and administrative costs increased to $208,939 for the year ended December 31, 2003 compared to $82,754 for the year ended December 31, 2002. The increase is largely due to the costs of the Restructuring, which approximated $140,000.

Net Income or Loss

Net income amounted to $112,973 for the year ended December 31, 2003 compared to a net loss of $1,319,673 for the year ended December 31, 2002, an increase of $1,432,646. Net income increased due to the net effect of the loss of RAM 86's hotel property through foreclosure, which had been partially written down in 2002, and the resulting gain on the extinguishment of debt associated with the hotel property, partially offset by the impairment of the Note receivable from SHC.

DISCLOSURE OF CRITICAL ACCOUNTING POLICIES

Management considers any receivable that could not readily be sold for its face value, and that has a significant risk of going into default at or prior to maturity, to be impaired. Accordingly, the Company has reduced its carrying value for the promissory note due from SHC to $833,000 at December 31, 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December, 2003, the FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation need to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. KFI does not expect that this will have an impact on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under pervious guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. In October, 2003, the FASB deferred, indefinitely, the application of paragraphs 9 and 10 of SFAS No. 150 as it relates to recording mandatorily redeemable non-controlling interests in consolidated subsidiaries at fair value. The remainder of this statement had no effect on KFI's consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

                              KNIGHT FULLER, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 and 2002

                                     INDEX




                                                                          Page


Independent Auditors' Report..................................................5

Consolidated Financial Statements:

Balance Sheets as of December 31, 2003 and 2002...............................6

Statements of Operations for the Years Ended
December 31, 2003 and 2002....................................................7

Statements of Shareholders' or Partners' Equity for the Years Ended
December 31, 2003 and 2002....................................................8

Statements of Cash Flows for the Years Ended
December 31, 2003 and 2002....................................................9

Notes to Consolidated Financial Statements...................................10

                          Independent Auditors' Report



To the Board of Directors of
Knight Fuller, Inc.:


We have audited the accompanying consolidated balance sheets of Knight Fuller, Inc. (the "Company") (a Delaware corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' or partners' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knight Fuller, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1, 6 and 7 to the consolidated financial statements, the Company may not have sufficient resources and capital to manage a business. In addition, uncertain conditions exist regarding the collectibility of the Company's related party note receivable. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                            /s/ Imowitz Koenig & Co., LLP

New York, New York
March 30, 2004

                               KNIGHT FULLER, INC.

                           Consolidated Balance Sheets


                                               As of              As of
                                            December 31,        December 31,
                                          -----------------  -----------------
                                                 2003               2002
                                          -----------------  -----------------
Assets:
    Cash and cash equivalents                      $358,011         $2,252,809
    Note Receivable from Sutter Holding
       Company, a related party, net                833,000                  -
    Other assets                                     36,559              2,909
    Real estate, net                                      -          2,100,000
                                          -----------------  -----------------
Total Assets                                     $1,227,570         $4,355,718
                                          =================  =================

Liabilities and Shareholders' or Partners
    Equity:

Liabilities:
    Accounts payable and accrued expenses           $50,219           $211,891
    Mortgage loan payable                                 -          3,001,144
                                          -----------------  -----------------
       Total Liabilities                             50,219          3,213,035
                                          -----------------  -----------------

    Minority Interest                               135,817                  -

Shareholders' or Partners' Equity
    Common stock ($0.0001 par value,
        1 million shares authorized,
        325,233 issued and outstanding                   33                  -
    Additional paid-in-capital                      928,528                  -
    Retained earnings                               112,973                  -
    Limited Partners' Equity                              -          1,085,662
    General Partners' Equity                              -             57,021
                                          -----------------  -----------------
Total Shareholders' or Partners' Equity          $1,041,534         $1,142,683
                                          -----------------  -----------------
                                          -----------------  -----------------
Total Liabilities and Shareholders'
    or Partners' Equity                          $1,227,570         $4,355,718
                                          =================  =================
____

See Notes to Consolidated Financial Statements

                               KNIGHT FULLER, INC.

                      Consolidated Statements of Operations

                                             For the Years
                                           Ended December 31,
                                    ---------------------------------
                                          2003            2002
                                    ---------------------------------

Revenue:
    Operating income - real estate     $53,385         $1,127,066
    Dividend income                        986                  -
    Other income                        37,956             14,400
    Short-term investment interest      42,289             35,728
                                   -----------       ------------
Total Revenue                          134,616          1,177,194
                                   -----------       ------------


Costs and Expenses:
    Operating expenses - real estate    12,001         1,027,120
    Mortgage loan interest expense      16,504           210,258
    General and administrative         208,939            82,754
    Depreciation expense                     -            79,202
    Provision for Impairment           833,000         1,097,533
    Loss on foreclosure of property  2,100,000                 -
                                   -----------       -----------
Total costs and expenses             3,170,444         2,496,867
                                   -----------       -----------
Operating loss before
   extraordinary item              ($3,035,828)      ($1,319,673)

    Gain on extinguishment of debt   3,156,487                 -
                                   -----------       -----------

Net income/(loss) before
       minority interest               120,659        (1,319,673)
                                   -----------       -----------

    Minority Interest                   (7,686)                -
                                   -----------       -----------
Net income/(loss)                     $112,973       ($1,319,673)
                                   ===========       ===========

Net loss allocated to Limited
    Partners                                 -       ($1,253,689)
Net loss allocated to General
    Partners                                 -           (65,984)
                                   -----------       -----------
                                             -       ($1,319,673)
                                   ===========       ===========
Net loss per Unit of Limited
    Partnership Interest
    (330,004 Units Outstanding)              -            ($3.80)
                                   ===========       ===========
    Basic and Diluted Weighted
         Average Shares                325,233                 -
                                   ===========       ===========
    Basic and Diluted Income per
         Share                           $0.35                 -
                                   ===========       ===========


See Notes to Consolidated Financial Statements

                             KNIGHT FULLER, INC.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' OR PARTNERS' EQUITY

                                                Partners' Equity                                 Shareholders' Equity
                                             -----------------------              --------------------------------------------------
                                               General      Limited                 Common      Paid-in       Retained
                                     Units     Partners     Partners     Shares     Stock       Capital       Earnings       Total
                                  ---------------------   ----------  ----------------------   ---------    -----------  -----------
Balance, January 1, 2002           330,004     $123,005   $2,339,351          -   $      -    $      -      $       -    $2,462,356

Partners' share of net income            -      (65,984)  (1,253,689)         -          -           -              -    (1,319,673)
                                  ---------------------   ----------  ----------------------  ---------     -----------  ----------
Balance, December 31, 2002         330,004       57,021    1,085,662          -          -           -              -     1,142,683

Partners' share of net income            -        5,649      107,324          -          -           -              -       112,973

Conversion of partnership         (330,004)     (62,670)  (1,192,986)   325,233         33     928,528              -      (327,095)

Net income                               -            -            -          -          -           -        112,973       112,973
                                  ---------------------   ----------  ----------------------  ---------     -----------  ----------

Balance, December 31, 2003               -     $      -   $        -    325,233   $     33    $928,528       $112,973     1,041,534
                                  =====================   ==========  ======================  =========     ===========  ==========




See Notes to Consolidated Financial Statements

                               KNIGHT FULLER, INC.

                      Consolidated Statements of Cash Flows



                                                        For the years
                                                      Ended December 31,
                                              ---------------------------------
                                                    2003              2002
                                                -----------        ------------

Operating Activities:
     Net income / (loss)                           $112,973        ($1,319,673)
     Adjustments to reconcile net income (loss) to
     net cash used in operating activites:
     Gain on extinguishment of debt              (3,156,487)                 -
     Loss on foreclosure of property              2,100,000                  -
     Provision for impairment                       833,000          1,097,533
     Depreciation                                         -             79,202
     Minority interest                                7,686                  -
     Changes in assets and liabilities:
         Other assets                               (36,559)            73,795
         Accounts payable and accrued expenses      (89,411)             5,488
                                                -------------------------------
Net cash used in operating activities              (228,798)           (63,655)
                                                -------------------------------


Investing Activities:
     Issuance of note receivable                  (1,666,000)                -
     Additions to real estate                              -           (36,998)
                                                -------------------------------
Cash used in investing activities                 (1,666,000)          (36,998)
                                                -------------------------------


Financing Activities:
     Principal payments on mortgage loan payable           -          (118,283)
                                                -------------------------------
Cash used in financing activities                          -          (118,283)

Net decrease in cash and cash equivalents         (1,894,798)         (218,936)

Cash and cash equivalents, beginning of year       2,252,809         2,471,745
                                                -------------------------------
Cash and cash equivalents, end of year              $358,011        $2,252,809
                                                ===============================


Supplementary disclosure of cash flow information:
     Interest paid                                  $      -         $174,356
                                                ===============================



See Notes to Consolidated Financial Statements

                               KNIGHT FULLER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

1. BASIS OF PRESENTATION - GOING CONCERN

Knight Fuller, Inc.'s (the "Company" or "KFI") consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. KFI is a holding company in search of a merger or acquisition candidate, or other business opportunity. In these efforts KFI is competing with other companies with substantially more resources and capital. Even if KFI is successful in acquiring a business or other asset, it may not have enough capital to successfully manage the business. The Company may use unlimited leverage to acquire businesses or assets, and its operations may not provide sufficient cash flow to service the resulting debt. Additionally, subsequent to December 31, 2003, the note receivable from Sutter Holding Company, Inc. ("SHC"), a company controlled by the officers of KFI and the largest shareholder of KFI stock, has been amended to increase the face value of the note and to allow SHC to defer monthly payments for up to one year. Accordingly, KFI potentially will have no source of funds. In addition, uncertain conditions exist regarding the collectibility of the note receivable from SHC. These and other potential issues raise substantial doubt about KFI's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. ORGANIZATION

KFI was incorporated in April, 2002 to act as a holding company and the parent company of KFI Properties, LP ("KFI Properties"). The Company is the general partner of KFI Properties. KFI Properties was formed in April, 2002 to merge with and into Resources Accrued Mortgage Investors LP - Series 86 ("RAM 86").

RAM 86 was organized as a Delaware limited partnership on September 25, 1985. In 1986, RAM 86 sold, pursuant to a registration statement filed with the Securities Exchange Commission, 329,994 units of limited partnership interest (the "Units") for gross proceeds aggregating $82,501,000.

The principal business of RAM 86 was to invest primarily in "zero coupon" first and junior mortgage loans ("Mortgage Loans") on properties owned or acquired principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of Integrated Resources, Inc. ("Integrated"), the original owner of one of its General Partners. The Mortgage Loans generally had original terms of approximately twelve years (with a right to prepay with payment of a prepayment penalty between the eighth and ninth years and without penalty beginning in the tenth year) with all interest and principal due and payable at the maturity or prepayment of the Mortgage Loan. As of February, 2003, all of RAM 86's mortgages and properties had either been repaid, sold, or lost to foreclosure, and its sole asset was cash.

On September 22, 2003, RAM 86 merged with and into KFI Properties, with KFI Properties the surviving entity (the "Restructuring"). KFI Properties is 93.6% owned by KFI. KFI Properties is 93.6% owned by KFI. The accompanying financial statements include the accounts of RAM 86 through the merger date.

3. REAL ESTATE

Due to the Restructuring, KFI and KFI Properties L.P. own all of the assets formerly belonging to RAM 86. At the time of the consummation of the Restructuring, RAM 86 did not own any real estate assets.

RAM 86 held fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. The land, building and improvements were pledged to collateralize the mortgage loan payable.

On February 18, 2003, RAM 86's hotel property was lost through foreclosure. At the date of foreclosure, the property had a book value of $2,100,000. Accordingly, RAM 86 recorded a loss of $2,100,000 on disposal of property.

4. MORTGAGE LOAN PAYABLE

Due to the Restructuring, KFI and KFI Properties L.P. assumed all of the liabilities formerly belonging to RAM 86. At the time of the consummation of the Restructuring, RAM 86 did not have any outstanding mortgage loans payable.

During 1993, in connection with the foreclosure of the Richmond Comfort Inn, RAM 86 acquired the property subject to a $4,000,000 non-recourse promissory note secured by a first mortgage on the hotel property. Through March 31, 2002, the interest rate on the loan was 8.5%. Effective April 1, 2002, the interest rate was reduced to 6.625% through April 2007. The loan required monthly payments of interest and principal aggregating $28,280. The loan was scheduled to mature on February 1, 2016. On January 6, 2003, RAM 86 received notice that the loan encumbering its remaining property was in default for failure to pay debt service for the months of December 2002 and January 2003.

On February 18, 2003, RAM 86's hotel property was lost through foreclosure. Accordingly, RAM 86 recognized a gain on extinguishment of debt equal to the outstanding debt balance.

                               KNIGHT FULLER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                  (CONTINUED)

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           Principles of Consolidation

The accompanying consolidated financial statements reflect the accounts of the Company consolidated with its controlled subsidiary. All significant intercompany transactions and balances have been eliminated. The minority interest on the balance sheet represents the portion of KFI Properties, LP not owned by KFI.

                             Income(Loss) per Share

Basic per share amounts are computed using the weighted average number of common shares outstanding. Diluted per share amounts are computed using the weighted average number of common shares outstanding after giving effect to dilutive options, using the treasury stock method.

Options to purchase 66,000 shares of common stock were outstanding at December 31, 2003 but were not included in the computation of diluted income per share because their effect was anti-dilutive.

                                  Depreciation

Depreciation was computed using the straight-line method over the useful life of the property, which was estimated to range from 7 to 40 years. The original cost of the property, which was acquired through foreclosure, represented the carrying value of the first mortgage loan at the time of the foreclosure. Repairs and maintenance were charged to operations as incurred.

                            Write-down for impairment

The Company provides write-downs for impairment based upon a periodic review of the assets, including promissory notes, in its portfolio. Assets are carried at the lower of depreciated cost or estimated fair value. In performing this review, management considered the estimated fair value of the asset based upon the undiscounted future cash flows, as well as other factors, including the prospects for the repayment of receivables. Management decided there was significant uncertainty relating to the probability of repayment of the promissory note receivable from SHC, and accordingly discounted the estimated fair value of the note by 50%. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amount ultimately realized at disposition may differ materially from the carrying value at each year end.

                           Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all short-term investments which have original maturities of three months or less at time of purchase to be cash equivalents. Principally all of the Company's cash and cash equivalents are held at one financial institution.

                      Fair Value of Financial Instruments

The fair value of financial instruments was determined by reference to market data and other valuation techniques as appropriate. The Company's financial instruments include cash and cash equivalents and a related party loan receivable. The fair value of financial instruments approximates their recorded values.

                                  Income Taxes

No provisions have been made for federal, state and local income taxes since the Company has not yet reported a profit subsequent to the closing of the merger in September, 2003. Prior to the closing of the merger, the predecessor company was a limited partnership, and any taxes were the responsibility of its limited partners.

The income tax returns of the Company are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to the Company's income or loss, which could affect the tax liability of the Company.

                               KNIGHT FULLER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                  (CONTINUED)

                                  Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                     Accounting for Stock-Based Compensation

At December 31, 2003, the Company did not have a stock option plan nor any formal stock based compensation plan. The Company accounts for its grants of options under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income for the two years ended December 31, 2003, as all options granted under those plans had an exercise price equal to or higher than the market value of the underlying common stock on the date of the grant. The following table sets forth the options granted during the last fiscal year, as well as the estimated value of the options on their grant date, which represents the additional expense the Company would have incurred had the cost of such options been expensed using the fair value recognition provisions of SFAS No. 123 "Accounting for Stock Based Compensation", to stock-based employee compensation.

                                                      For the years
                                                    Ended December 31,
                                             ---------------------------------
                                                   2003              2002
                                             ----------------   --------------
Net income applicable to common
    stock holders as reported                      $112,973                -

Total stock-based employee
      compensation expense included
      in the net income, determined
      under the recognition and
      measurement principals of APB
      Opinion No. 25, net of tax effects                 -                 -

Total stock-based employee compensation
      expense determined under fair-value
      based method for all awards, net of
      tax effects                                  (14,121)                 -

                                             ----------------   --------------
Pro-forma net income applicable to
      common stock holders                          98,852                  -
                                             ----------------   --------------

As reported earnings per share                  $     0.35                  -
                                             ----------------   --------------

Pro-forma earnings per share                    $     0.30                  -
                                             ----------------   --------------

                                           Option Grants in Last Fiscal Year
------------------------------------------------------------------------------------------------------------------------
                                Number of
                               Securities           Percent of          Exercise
                               Underlying         Total Options           Price                            Grant Date
                                 Options            Granted to          Per Share       Expiration          Value(1)
Name                             Granted            Employees              ($)             Date               ($)
------------------------------------------------------------------------------------------------------------------------
Robert E. Dixon                  33,000               50.00%              $6.00          10/3/2013          $84,727
William G. Knuff, III            33,000               50.00%              $6.00          10/3/2013          $84,727

                               KNIGHT FULLER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                  (CONTINUED)


The value of the options on the grant date has been estimated using the Black-Scholes options pricing model. An approximation of the three-year historical average of the S&P Volatility Index ("VIX") was assumed as a proxy for the expected volatility, which was 22%. The rate, as of the grant date, on the 10-year US Treasury bond of 4.24% was assumed for the risk-free discount rate. The book value per share on grant date was $5.77, which is assumed to be the stock price. The options vest in equal parts over three years, on each anniversary of the grant date.

                      Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December, 2003, the FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation need to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. KFI does not expect that this will have an impact on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under pervious guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. In October, 2003, the FASB deferred, indefinitely, the application of paragraphs 9 and 10 of SFAS No. 150 as it relates to recording mandatorily redeemable non-controlling interests in consolidated subsidiaries at fair value. The remainder of this statement had no effect on KFI's consolidated financial statements.

                               KNIGHT FULLER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
                                  (CONTINUED)

6. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

The Company's officers and directors are also officers and directors or control persons of other entities, including SHC, and Sutter Capital Management, LLC.

SHC is the largest shareholder of the Company, with approximately 39% of the Company's outstanding shares owned by SHC.

Effective September 22, 2003, the Restructuring of RAM 86 into KFI Properties, L.P., a limited partnership controlled by KFI, was consummated. As disclosed in the Registration Statement on Form S-4 with the Securities and Exchange Commission and as a result of the Restructuring, each unit of limited partnership interest was converted into one share of KFI common stock except in cases where limited partners elected to receive units in KFI Properties, L.P. on the same 1:1 conversion ratio basis.

Through January 16, 2003, RAM Funding, Inc., the investment general partner, Resources Capital Corp., the administrative general partner, and Presidio AGP Corp., the associate general partner (collectively the "Former General Partners"), were ultimately controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. On January 17, 2003, Presidio Capital Investment Company, LLC ("Presidio"), the sole shareholder of RAM Funding, Inc., sold all of the issued and outstanding shares of RAM Funding, Inc. to KFI. As part of this transaction, RAM Funding, Inc. entered into an agreement with Resources Capital Corp. and Presidio AGP Corp., pursuant to which RAM Funding, Inc. was delegated the exclusive right to act on behalf of RAM 86 solely in connection with the Restructuring. Upon consummation of the Restructuring on September 22, 2003, the Former General Partners resigned and the remaining 4.9% General Partners' interest in distributions of RAM 86, held by General Partners other than RAM Funding, Inc., were converted to 16,170 units of KFI Properties L.P. RAM Funding, Inc.'s 0.1% General Partner interest that was converted to common stock of KFI.

The Former General Partners of RAM 86 collectively were allocated 5% of the net income or loss of the Partnership and were entitled to receive 5% of distributions. Such amounts were allocated or distributed 4.8% to the administrative general partner, 0.1% to the investment general partner, and 0.1% to the associate general partner. No distributions had been made for the years ended December 31, 2003 and December 31, 2002, respectively.

On October 1, 2003, KFI loaned $1 million in the form of an unsecured promissory note (the "Note") to SHC. The Note bears interest at 8% per annum. Interest is payable monthly commencing on December 6, 2003. The Note was payable on demand. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000 through additional cash advances. Interest income earned through December 31, 2003 was $27,770.

In October, 2003, KFI's officers voluntarily elected to defer all forms of compensation until such time as a suitable operating business, joint venture, or asset is acquired, although each of KFI's co-chief executive officers received a grant of 33,000 options to purchase common stock of KFI at $6.00 per share.

KFI leases office space from SHC. The lease is month to month, and may be cancelled by either party at any time. The monthly payment under the lease is $1,000.

7. RELATED PARTY SUBSEQUENT EVENTS

In March, 2004, KFI modified the Note due from SHC to increase the face value of the Note to $1,757,107 through additional cash advances and to allow SHC to defer monthly payments for up to one year. In any month in which SHC elects to defer making a cash payment, the interest rate increases to 12% for that month. The entire principal balance of the Note and any deferred interest accrued is due on April 6, 2005.

In March, 2004, KFI entered into a joint venture agreement (the "Joint Venture") with Progressive Lending, LLC ("Progressive"), a mortgage banking company wholly owned by SHC. KFI agreed to contribute $80,000 to the Joint Venture, and Progressive agreed to contribute furniture, computers, other office equipment, and personnel, to open a mortgage banking office in Las Vegas, Nevada. KFI and Progressive will each participate in 50% of the profits and losses of the Joint Venture. In addition, KFI has an option to acquire 100% of the Joint Venture by issuing 100,000 shares of KFI common stock to Progressive.

In March, 2004, KFI entered into a revolving line of credit agreement with Progressive. Under the agreement, KFI will provide a warehouse line of credit to Progressive with a maximum loan amount of $100,000. Progressive will pay a $40 origination fee per draw, and 10% interest on the balances outstanding.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Registrant has two employees, each subject to an identical employment agreement. The names and positions held by each of the Company's employees are below.

                                  Has Served as
                            Position Held with the      Has Served as a Director
Name                       Managing General Partner         or Officer Since
----                       ------------------------         ----------------
Robert E. Dixon          Co-Chief Executive Officer               9-03

William G. Knuff, III    Co-Chief Executive Officer               9-03

ROBERT E. DIXON was elected to serve as a director effective as of September 22, 2003. He also currently serves as co-chief executive officer. Since June 1998, Mr. Dixon has served as the managing member of the investment firm of Sutter Capital Management, LLC ("Sutter"). Sutter is the manager of Sutter Opportunity Fund 2, LLC. Mr. Dixon is also a director and officer of Sutter Holding Company, Inc. Prior to 1998, Mr. Dixon was attending business school. Mr. Dixon holds an MBA from Cornell University and a BA from the University of California at Los Angeles. Mr. Dixon is also a Chartered Financial Analyst.

WILLIAM G. KNUFF, III was elected to serve as a director effective as of September 22, 2003. He also currently serves as co-chief executive officer and chief financial officer. Since August 2001, Mr. Knuff has served as a principal of Sutter Capital Management, LLC. Mr. Knuff is also a director and officer of Sutter Holding Company, Inc. From August 1998 until joining Sutter, he worked as a senior associate in investment banking performing mergers and acquisitions at Robertson Stephens, Inc. Prior to 1998, Mr. Knuff was attending business school. Mr. Knuff holds an MBA from Cornell University and a BA from the University of Texas at Austin.

Compensation of Directors

Directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Directors currently receive no compensation for services rendered as members of the Company's Board of Directors.

Code of Ethics

The Company's Board of Directors adopted a Code of Ethics governing its chief executive, chief financial and principal accounting officers. See Exhibit 14.1 attached to this report for a copy of the Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The Company to date has not paid any compensation to any of its employees. Mssrs. Dixon and Knuff are each a party to an employment agreement, incorporated herein by reference, but each employee has agreed to defer any compensation at least through December 31, 2003. The employment agreements generally provide for a salary of up to $500,000 annually, not to exceed 1% of the average annual total assets of KFI. Mssrs. Dixon and Knuff each received, on October 3, 2003, options to purchase 33,000 shares of the Company's common stock at $6.00 per share. The options vest in equal parts over 3 years, and expire 10 years from the grant date. The options become immediately vested upon a change of the control of the Company.

The Company has also retained R. Michael Collins, as an independent financial advisor with significant investment banking experience, to assist the Company in finding, evaluating, and acquiring potential businesses or assets. Mr. Collins is also the Chief Development Officer of Sutter Holding Company. Mr. Collins received, as of March 22, 2004, options to purchase 33,000 shares of the Company's common stock at $6.00 per share. The options vest in equal parts over 3 years, and expire 10 years from the grant date. The options become immediately vested upon a change of control of the Company.

                             Summary Compensation Table
-------------------------------------------------------------------------------
                                              Annual              Long Term
                                           Compensation          Compensation
                                         -----------------    ------------------
                                                                  Securities
                                                                  Underlying
                                              Salary               Options
Name   Principal Position(s)        Year        ($)                   (#)
--------------------------------------------------------------------------------

Robert E. Dixon

      Co-Chief Executive
      Officer & President          2003        $0                   33,000
                                   2002        $0                        -
William G. Knuff, III

      Co-Chief Executive Officer
      & Chief Financial Officer    2003        $0                   33,000
                                   2002        $0                        -


The following table sets forth certain information concerning grants of stock options made during the fiscal year ended December 31, 2003 to the named executive officers.

                                           Option Grants in Last Fiscal Year
------------------------------------------------------------------------------------------------------------------------
                                Number of
                               Securities           Percent of          Exercise
                               Underlying         Total Options           Price                            Grant Date
                                 Options            Granted to          Per Share       Expiration          Value(1)
Name                             Granted            Employees              ($)             Date               ($)
------------------------------------------------------------------------------------------------------------------------
Robert E. Dixon                  33,000               50.00%              $6.00          10/3/2013          $84,727
William G. Knuff, III            33,000               50.00%              $6.00          10/3/2013          $84,727

The value of the options on the grant date has been estimated using the Black-Scholes options pricing model. An approximation of the three-year historical average of the S&P Volatility Index ("VIX") was assumed as a proxy for the expected volatility, which was 22%. The rate, as of the grant date, on the 10-year US Treasury bond of 4.24% was assumed for the risk-free discount rate. The book value per share on grant date was $5.77, which is assumed to be the stock price. The options vest in equal parts over three years, on each anniversary of the grant date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or group is known by KFI to be the beneficial owner of more than 5% of the outstanding shares at March 30, 2004:

                                     Number of
Name of Beneficial Owner            Shares owned      % of Class
------------------------            -----------       ----------
Sutter Holding Company, Inc. (1)      126,118             39%
Robert E. Dixon                             0              0%
William G. Knuff, III                       0              0%
                                      -------           -------
All Officers and Directors
          as a Group (2)              126,118             39%


(1) The principal business address of Sutter Holding Company, Inc. is 150 Post Street, Suite 405, San Francisco, California.
(2) Includes shares of KFI owned by SHC, a corporation controlled by Mssrs. Dixon and Knuff.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's officers and directors are also officers and directors or control persons of other entities, including SHC and Sutter Capital Management, LLC ("SCM").

SHC is the largest shareholder of the Company, with approximately 39% of the Company's outstanding shares owned by SHC.

Effective September 22, 2003, the Restructuring of RAM 86 into KFI Properties, L.P., a limited partnership controlled by KFI, was consummated. As disclosed in the Registration Statement on Form S-4 with the Securities and Exchange Commission and as a result of the Restructuring, each unit of limited partnership interest was converted into one share of KFI common stock except in cases where limited partners elected to receive units in KFI Properties, L.P. on the same 1:1 conversion ratio basis.

For purposes of clarity, as a result of the Restructuring, RAM 86 has become KFI Properties L.P. which is a limited partnership controlled by KFI.

Through January 16, 2003, RAM Funding, Inc., the investment general partner, Resources Capital Corp., the administrative general partner, and Presidio AGP Corp., the associate general partner (collectively the "Former General Partners"), were ultimately controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. On January 17, 2003, Presidio Capital Investment Company, LLC ("Presidio"), the sole shareholder of RAM Funding, Inc., sold all of the issued and outstanding shares of RAM Funding, Inc. to KFI. As part of this transaction, RAM Funding, Inc. entered into an agreement with Resources Capital Corp. and Presidio AGP Corp. pursuant to which RAM Funding, Inc. was delegated the exclusive right to act on behalf of RAM 86 solely in connection with the Restructuring. Upon consummation of the Restructuring on September 22, 2003, the Former General Partners resigned and the remaining 4.9% General Partners' interest in distributions of RAM 86, held by General Partners other than RAM Funding, Inc., were converted to 16,170 units of KFI Properties L.P. RAM Funding, Inc.'s 0.1% General Partner interest that was converted to common stock of KFI.

The Former General Partners of RAM 86 collectively were allocated 5% of the net income or loss of the Partnership and were entitled to receive 5% of distributions. Such amounts were allocated or distributed 4.8% to the administrative general partner, 0.1% to the investment general partner, and 0.1% to the associate general partner. No distributions had been made for the year ended December 31, 2003 and December 31, 2002, respectively.

On October 1, 2003, KFI loaned $1 million in the form of an unsecured promissory note (the "Note") to SHC. The Note bears interest at 8% per annum. Interest is payable monthly commencing on December 6, 2003. The Note is payable on demand and therefore has no maturity date. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000. Interest income earned through December 31, 2003 was $27,770.

In October, 2003, KFI's officers voluntarily elected to defer all forms of compensation until such time as a suitable operating business, joint venture, or asset is acquired, although each of KFI's co-chief executive officers received a grant of 33,000 options to purchase common stock of KFI at $6.00 per.

In March, 2004, KFI entered into a joint venture agreement (the "Joint Venture") with Progressive Lending, LLC ("Progressive"), a mortgage banking company wholly owned by SHC. KFI agreed to contribute $80,000 to the Joint Venture, and Progressive agreed to contribute furniture, computers, other office equipment, and personnel, to open a mortgage banking office in Las Vegas, Nevada. KFI and Progressive will each participate in 50% of the profits and losses of the Joint Venture. In addition, KFI has an option to acquire 100% of the Joint Venture by issuing 100,000 shares of KFI common stock to Progressive. See Exhibit 1 for more detail regarding the Joint Venture.

In March, 2004, KFI entered into a revolving line of credit agreement with Progressive. Under the agreement, KFI will provide a revolving line of credit to Progressive with a maximum loan amount of $100,000. Progressive will pay a $40 origination fee per draw, and 10% interest on the balances outstanding. The line of credit may be cancelled by KFI at any time upon 30 days notice. See Exhibit 2 for more detail regarding the revolving line of credit.

In March, 2004, KFI modified the Promissory Note due from SHC to increase the face value of the Note to $1,757,107 and to allow SHC to defer monthly payments for up to one year. In any month in which SHC elects to defer making a cash payment, the interest rate increases to 12% for that month. The entire principal balance of the Note and any deferred interest accrued is due and on April 6, 2005.

KFI leases approximately 1,000 square feet of office space from SHC. The lease is month to month, and may be cancelled by either party at any time. The monthly payment under the lease is $1,000.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits:

The Exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on October 14, 2003 which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES & SERVICES

Audit Fees. Imowitz, Koenig & Co., LLP billed the Company for audit fees of $25,418 and $27,666 for the years ended December 31, 2003 and 2002, respectively.

Audit Related Fees. lmowitz, Koenig & Co., LLP did not provide any audit related services to the Company for which the Company was billed during the years ended December 31, 2003 and 2002.

Tax Fees. Imowitz, Koenig & Co., LLP billed the Company for tax services of $17,600 and $6,600 for the years ended December 31, 2003 and 2002, respectively.

Other Fees. lmowitz, Koenig & Co., LLP billed the Company for other services of approximately $1,000 and $12,638 for the years ended December 31, 2003 and 2002, respectively, for services related to the review of financial statements in the Company's S-4 registration statement. . The Company does not have an independent audit committee, and the full board of directors therefore serves as the audit committee for all purposes relating to communication with the Company's auditors and responsibility for the Company audit. All engagements for audit services, audit related services and tax services are approved in advance by the full board of directors of the Company. The Company's Board of Directors has considered whether the provision of the services described above for the fiscal years ended December 31, 2003 and 2002, is compatible with maintaining the auditor's independence.

All audit and non-audit services that may be provided by our principal accountant to the Company shall require pre-approval by the Board. Further, our auditor shall not provide those services to the Company specifically prohibited by the Securities and Exchange Commission, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April, 2004.

Knight Fuller, Inc.


                                                            DATE



By:  /s/ Robert E. Dixon
     ---------------------                                 April 14, 2004
     Co-Chief Executive Officer

                                 EXHIBIT INDEX


                                                                         PAGE
EXHIBIT                                                                 NUMBER
-------                                                                 ------

2.1 Merger Agreement - incorporated by reference to Exhibit 2.1 filed with the registrant's registration statement on Form S-4 Filed May 9, 2002 (Registration No. 333-87968 and 333-87968-01)

3.1 Articles of Incorporation - incorporated by reference to Exhibit 3.4 filed with the registrant's registration statement on Form S-4 Filed May 9, 2002 (Registration No. 333-87968 and 333-87968-01)

3.2 Bylaws - incorporated by reference to Exhibit 3.4 filed with the registrant's registration statement on Form S-4 Filed May 9, 2002 (Registration No. 333-87968 and 333-87968-01)

10.1     Employment Agreement between the Company and Robert E. Dixon

10.2     Employment Agreement between the Company and William G. Knuff, III

14.1     Code of Ethics

31.1     Rule 13a-14(a)/15d-14(a) Certification

31.2     Rule 13a-14(a)/15d-14(a) Certification

32.1     Section 1350 Certification.

32.2     Section 1350 Certification