Form 10QSB
period 2004-03-31
KNIGHT FULLER INC
filed 2004-05-14
CIK 1172939

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

          /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

          / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-15724

                               Knight Fuller, Inc.


        (Exact name of small business issuer as specified in its charter)



            Delaware                                         45-0476087
-------------------------------                    -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


        220 Montgomery Street, Suite 2100
        San Francisco, California                               94104
-------------------------------------------        -----------------------------
  (Address of principal executive office)                     (Zip Code)


        Registrant's telephone number, including area code (415) 788-1441


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The number of shares of common stock, $0.0001 par value, outstanding as of May 14, 2004 was 325,233.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                               Knight Fuller, Inc
                           Consolidated Balance Sheets
                                (in US dollars)

                                            As of            As of
                                           March 31,       December 31,
                                         -------------------------------
                                              2004             2003
                                         -------------------------------
Assets:
    Cash and cash equivalents               $150,916         $358,011
    Note receivable from Sutter
       Holding Company, a related
       party, net                            833,000          833,000
    Short term investment                     62,500
    Accounts receivable                       14,141                -
    Investment in joint venture               40,000                -
    Other assets                              52,895           36,559
                                         -----------------------------
Total Assets                              $1,153,452       $1,227,570
                                         =============================

Liabilities and Shareholders' or
    Partners' Equity:

Liabilities:
    Accounts payable and accrued
       expenses                              $77,969          $50,219
    Mortgage loan payable                          -                -
                                         -----------------------------
       Total Liabilities                      77,969           50,219
                                         -----------------------------

    Minority interest                        135,817          135,817
                                         -----------------------------

Shareholders' or Partners' Equity
    Common stock ($0.0001 par value,
       1 million shares authorized,               33               33
       325,233 issued and outstanding
       in both periods)
    Additional paid-in-capital               928,528          928,528
    Retained earnings                         11,105          112,973
                                         -----------------------------
Total Shareholders' or Partners' Equity      939,666        1,041,534
                                         -----------------------------

Total Liabilities and Shareholders' or
    Partners' Equity                      $1,153,452       $1,227,570
                                         =============================





                 See Notes to Consolidated Financial Statements

STATEMENTS OF OPERATIONS (UNAUDITED)

                               Knight Fuller, Inc
                      Consolidated Statements of Operations
                                (in US dollars)

                                                        For the Three Months
                                                           Ended March 31,
                                                   ----------------------------
                                                        2004           2003
                                                   -------------  -------------
Revenue:
    Operating income - real estate                 $          -   $     53,385
    Dividend income                                         138              -
    Other income                                             80         28,356
    Short-term investment interest                       11,107          5,703
                                                   -------------  -------------
Total Revenue                                            11,325         87,444
                                                   -------------  -------------
Costs and Expenses:
    Operating expenses - real estate                          -         12,001
    Mortgage loan interest expense                            -         16,504
    General and administrative                           49,835         29,632
    Depreciation expense                                      -              -
    Provision for impairment                             63,358              -
    Loss on foreclosure of property                           -      2,100,000
                                                   -------------  -------------
Total costs and expenses                                113,193      2,158,137
                                                   -------------  -------------
Operating loss before extraordinary item               (101,868)    (2,070,693)

    Gain on extinguishment of debt                            -      3,156,487
                                                   -------------  -------------
Net income / (loss)                                   ($101,868)  $  1,085,794
                                                   =============  =============


Net loss allocated to Limited Partners                        -   $  1,031,504
Net loss allocated to General Partners                        -         54,290
                                                   -------------  -------------
                                                              -   $  1,085,794
                                                   =============  =============


Net loss per Unit of Limited Partnership Interest
     (330,004 Units Outstanding)                              -   $       3.13
                                                   =============  =============

    Basic and Diluted Weighted Average Shares           325,233              -
                                                   =============  =============

    Basic and Diluted Income per Share                   ($0.31)             -
                                                   =============  =============




                 See Notes to Consolidated Financial Statements

STATEMENT OF EQUITY (UNAUDITED)

                                        Knight Fuller, Inc.
                    Consolidated Statements of Shareholders' or Partners' Equity
                                         (in US dollars)

                                                                 Shareholders' Equity
                                             -------------------------------------------------------------
                                               Common          Paid-in         Retained
                               Shares           Stock          Capital         Earnings          Total
                            -------------    ------------    ------------    ------------    -------------
Balance, January 1, 2004         325,233              33         928,528         112,973        1,041,534

Net income                             -               -               -        (101,868)        (101,868)
                            -------------    ------------    ------------    ------------    -------------

Balance, March 31, 2004          325,233            $ 33        $928,528        $ 11,105        $ 939,666
                            =============    ============    ============    ============    =============





                             See Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS (UNAUDITED)


                               Knight Fuller, Inc.
                      Consolidated Statements of Cash Flows
                                (in US dollars)

                                                        For the Three Months
                                                           Ended March 31,
                                                   ----------------------------
                                                        2004           2003
                                                   -------------  -------------
Operating Activities:
     Net income / (loss)                              ($101,868)    $1,085,794
     Adjustments to reconcile net income
       (loss) to net cash used in
       operating activities:
     Gain on extinguishment of debt                           -     (3,156,487)
     Loss on foreclosure of property                          -      2,100,000
     Provision for impairment                            63,358              -
     Depreciation                                             -              -
     Changes in assets and liabilities:
         Miscellaneous receivable-related party         (14,141)
         Other assets                                    11,413        (21,454)
         Accounts payable and accrued expenses           27,750        (22,257)
                                                   -------------  -------------
Net cash used in operating activities                   (13,488)       (14,404)
                                                   -------------  -------------
Investing Activities:
     Investment in joint venture                        (40,000)
     Short term investment                              (62,500)
     Issuance of notes receivable to affiliates         (91,107)             -
                                                   -------------  -------------
Cash used in investing activities                      (193,607)             -
                                                   -------------  -------------
Net decrease in cash and cash equivalents              (207,095)       (14,404)

Cash and cash equivalents, beginning of period          358,011      2,252,809
                                                   -------------  -------------
Cash and cash equivalents, end of period               $150,916     $2,238,405
                                                   =============  =============


                 See Notes to Consolidated Financial Statements

1. GENERAL

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the audited financial statements, related footnotes and discussions contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. The balance sheet at December 31, 2003 was derived from audited financial statements at such date. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

2. BASIS OF PRESENTATION - GOING CONCERN

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

3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

On October 1, 2003, KFI loaned $1 million in the form of an unsecured promissory note (the "Note") to an affiliated company, Sutter Holding Company, Inc. ("SHC"). The Note bore interest at 8% per annum. Interest was payable monthly commencing on December 6, 2003. The Note was payable on demand. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000 through additional cash advances. In March, 2004, KFI further modified the Note due from SHC to increase the face value of the Note to $1,757,107 through additional cash advances, and to allow SHC to defer monthly payments for up to one year. In any month in which SHC elects to defer making a cash payment, the interest rate increases to 12% for that month. The entire principal balance of the Note and any deferred interest accrued is due on April 6, 2005. However, uncertain conditions exist regarding the collectibility of the Note.

In March, 2004, KFI entered into a joint venture agreement (the "Joint Venture") with Progressive Lending, LLC ("Progressive"), a mortgage banking company wholly owned by SHC. KFI agreed to contribute $80,000 to the Joint Venture, and Progressive agreed to contribute furniture, computers, other office equipment, and personnel, to open a mortgage banking office in Las Vegas, Nevada. KFI and Progressive will each participate in 50% of the profits and losses of the Joint Venture. In addition, KFI has an option to acquire 100% of the Joint Venture by issuing 100,000 shares of KFI common stock to Progressive. As of March 31, 2004, $40,000 has been contributed to the Joint Venture.

 In March, 2004, KFI entered into a line of credit agreement with Progressive. Under the agreement, KFI will provide a warehouse line of credit to Progressive with a maximum loan amount of $100,000. Progressive will pay a $40 origination fee per draw, and 10% interest on the balances outstanding. As of March 31, 2004, $62,500 is outstanding on the line of credit.

4. REAL ESTATE

Due to the merger between RAM-86 and KFI Properties L.P. (the "Restructuring"), KFI and KFI Properties L.P. own all of the assets formerly belonging to RAM-86. At the time of the consummation of the Restructuring, RAM-86 did not own any real estate assets.

RAM-86 held fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. The land, building and improvements were pledged to collateralize the mortgage loan payable.

On February 18, 2003, RAM-86's hotel property was lost through foreclosure. At the date of foreclosure, it is estimated that the property had a value of $2,100,000. Accordingly, during the three months ended March 31, 2003, RAM-86 recorded a loss of $2,100,000 on disposal of property.

5. MORTGAGE LOAN PAYABLE

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

On February 18, 2003, RAM-86's hotel property was lost through foreclosure. Accordingly, during the three months ended March 31, 2003, RAM-86 recognized a gain on extinguishment of debt equal to the outstanding debt balance.

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

KFI had substantially zero assets and revenues during the period ending March 31, 2003, making meaningful comparisons with the current period difficult. However, to make prior period comparisons more meaningful, we will compare KFI to RAM 86, the predecessor company to KFI's subsidiary, KFI Properties.

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

KFI uses cash and cash equivalents as its primary measure of liquidity. On October 1, 2003, KFI loaned $1 million under the Note to SHC. The Note bore interest at 8% per annum. Interest was payable monthly commencing on December 6, 2003. The Note was payable on demand. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000 through additional cash advances. In March, 2004, KFI further modified the Note due from SHC to increase the face value of the Note to $1,757,107 through additional cash advances, and to allow SHC to defer monthly payments for up to one year. In any month in which SHC elects to defer making a cash payment, the interest rate increases to 12% for that month. The entire principal balance of the Note and any deferred interest accrued is due on April 6, 2005. However, uncertain conditions exist regarding the collectibility of the Company's note receivable, and management has decided to stop accruing interest due to the uncertainty of collectibility.

As of March 31, 2004, KFI's cash and cash equivalents decreased by $207,095 since December 31, 2003 to $150,916. The decrease is due to cash used in operating activities and to advances under the Note to SHC.

Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity. None of the recently issued accounting standards had any effect on the Registrant's financial statements.

                              Results of Operations

The First Quarter ended March 31, 2004 compared to the First Quarter ended March 31, 2003

Revenues

Total revenues amounted to $11,325 for the quarter ended March 31, 2004 compared to $87,444 for the corresponding period in the prior year, a decrease of $76,119. This decrease was primarily the result of a decline in operating income due to the loss of RAM-86's hotel property through foreclosure.

Operating Expenses

Costs and expenses amounted to $113,193 for the quarter ended March 31, 2004 compared to $2,158,137 for the corresponding period in the prior year, a decrease of $2,044,944. This decrease was the result of a decline in operating expenses due to the loss of RAM-86's hotel property, as well as due to reductions in mortgage loan interest expense, and the absence of a loss on foreclosure in the current period.

Costs and expenses for the period include impairment expense of $63,358 resulting from management's decision to cease accruing interest owed to the Company under the Note due to the uncertainty of collectibility.

Net Income or Loss

Net loss amounted to $101,860 for the quarter ended March 31, 2004 compared to net income of $1,085,794 for the corresponding period in the prior year, a decrease of $1,187,662. Net income decreased due to the net effect of the loss of RAM-86's hotel property through foreclosure and the related extinguishment of debt in the prior period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

KFI is subject to very little, if any, market risk as its cash and cash equivalents are invested in short-term money market mutual funds. KFI is subject to significant risk that its promissory note receivable will not be repaid timely, if at all.

ITEM 4. CONTROLS AND PROCEDURES

The Registrant's management, with the participation of the Registrant's C0-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(c) under the Securities Exchange Act of 1034, as amended) as of the period covered by this report. Based on such evaluation, the Registrant's Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the end of the such period, the Registrant's disclosure controls and procedures are effective.

There have not been any changes in the Registrant's internal control over financial reporting (as defined in Rule 13-a 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.



(a) Exhibits:

31.1     Rule 13a-14(a)/15d-14(a) Certification

31.2     Rule 13a-14(a)/15d-14(a) Certification

32.1     Section 1350 Certification.

32.2     Section 1350 Certification

(b) Reports on Form 8-K:

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KNIGHT FULLER, INC.



Date: May 14, 2004         BY:  /s/ Robert E. Dixon
                                --------------------------------------
                                Robert E. Dixon
                                Co-chairman, Co-chief Executive Officer and
                                President

Date: May 14, 2004         BY:  /s/ William G. Knuff, III
                                --------------------------------------
                                William G. Knuff, III
                                Co-chairman, Co-chief Executive Officer and
                                Chief Financial Officer