Form 10QSB
period 2004-06-30
KNIGHT FULLER INC
filed 2004-08-23
CIK 1172939

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                                   (Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission file number 333-87968


                              Knight Fuller, Inc.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



            Delaware                                        45-0476087
-------------------------------                      -----------------------
(State or other jurisdiction of                      (IRS Employer I.D. No.)
incorporation or organization)


510 State Street, Suite 16
Santa Barbara, California                                     93101
--------------------------------------                  -----------------
(Address of principal executive office)                     (Zip Code)



       Registrant's telephone number, including area code (415) 788-1441

          150 Post Street, Suite 405, San Francisco, California  94108
        ----------------------------------------------------------------
        (former name, former address and former fiscal year, if changed)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The number of shares of common stock, $0.0001 par value, outstanding as of August 5, 2004 was 675,233.
                                                                          1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                           BALANCE SHEETS (UNAUDITED)

                              KNIGHT FULLER, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN US DOLLARS)

                                             As of          As of
                                            June 30,     December 31,
                                              2004          2003
                                           -----------  -------------
Assets:
   Cash and cash equivalents                 $27,677      $358,011
   Note receivable from Sutter
Holding Company, a related party             833,000       833,000
   Investment in joint venture                40,000             -
  Other assets                                33,867        36,559
                                           -----------  -------------
Total Assets                                $934,544    $1,227,570
                                           ===========  =============
  Liabilities and Shareholder's Equity

Liabilities:
   Accounts payable and accrued expenses     $18,955       $50,219
                                           -----------  -------------
   Total Liabilities                          18,955        50,219
                                           -----------  -------------
   Minority interest                         135,817       135,817
                                           -----------  -------------
Shareholder's Equity:
   Common stock ($0.0001 par value,               33            33
    1,000,000 shares Authorized,
    325,233 issued and outstanding)

  Additional paid-in-capital                 928,528       928,528

  Retained earnings                         (148,789)      112,973
                                           -----------  -------------
Total Shareholder's Equity                   779,772     1,041,534
                                           -----------  -------------
Total Liabilities and                       $934,544    $1,227,570
 Shareholder's Equity                      ===========  =============



                  See Notes to Consolidated Financial Statements





                                                                         1
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                              KNIGHT FULLER, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                (IN US DOLLARS)

                                            For the Six Months
                                               Ended June 30,
                                         ------------------------
                                           2004            2003
                                         ---------      ---------
Revenue:
   Operating income - real estate        $    -        $   53,385
   Dividend income                          219                 -
   Other income                           4,049            28,356
   Short-term investment interest        16,345            10,930
                                       -----------      ---------
Total revenue                            20,613            92,671
                                       -----------      ---------
Costs and expenses:
   Operating expenses - real estate           -            12,001
   Mortgage loan interest expense             -            16,504
   General and administrative            57,127            63,405
   Provision for impairment
                                        225,248                 -
   Loss on foreclosure of property            -         2,100,000
                                       -----------      ---------
Total costs and expenses                282,375         2,191,910
                                       -----------      ---------
      Operating loss before
         extraordinary item            (261,762)       (2,099,239)

     Gain on extinguishment of debt           -         3,156,487
                                       -----------      ---------
          Net (loss) income           ($261,762)      $ 1,057,248
                                       ===========      =========
    Net income allocated to
           Limited Partners                   -       $ 1,004,386

    Net income allocated to
           General Partners                   -            52,862
                                       -----------      ---------
                                              -       $ 1,057,248
     Net income per Unit of            ===========      =========
      Limited Partnership                     -             $3.04
      (330,004 Units Outstanding)      ===========      =========

 Basic and Diluted Weighted
             Average Shares             325,233                 -
                                       ===========      =========
   Basic and Diluted Income per Share    ($0.80)                -
                                       ===========      =========

                 See Notes to Consolidated Financial Statements

                                                                         2

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                              KNIGHT FULLER, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                (IN US DOLLARS)



                                            For the Six Months
                                               Ended June 30,
                                         ------------------------
                                           2004            2003
                                         ---------      ---------
Revenue:
   Dividend income                         $   81              -
   Other income                             3,969              -
   Short-term investment interest           5,238          5,227
                                         ---------      ---------
Total revenue                               9,288          5,227
                                         ---------      ---------
Costs and expenses:
   General and administrative               7,292         33,773
   Provision for impairment               161,890              -
Total costs and expenses                 ---------      ---------
                                          169,182         33,773
                                         ---------      ---------
Net loss                               $ (159,894)      $(28,546)
Net income allocated to                  =========      =========
Limited Partners                                -        (27,119)
Net income allocated to
General Partners                                -         (1,427)
                                         ---------      ---------
                                                -       $(28,546)
                                         =========      =========
     Net income per Unit of Limited             -       $  (0.08)
      Partnership Interest (330,004      =========      =========
      Units Outstanding)

Basic and Diluted Weighted
Average Shares                            325,233             -
                                         =========      =========
Basic and Diluted Income per Share         ($0.49)            -
                                         =========      =========




                  See Notes to Consolidated Financial Statements







                                                                           3



                         STATEMENT OF EQUITY (UNAUDITED)

                               KNIGHT FULLER, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN US DOLLARS)


                                     Common    Paid-in    Retained
                           Shares    Stock     Capital    Earnings   Total
                          --------   ------    -------    --------  --------
Balance, January 1, 2004   325,233   $  33    $928,528    $112,973 $1,041,534

Net loss                         -       -           -    (261,762) ( 261,762)
                          --------   ------    -------    --------  --------
Balance, June 30, 2004     325,233   $  33    $928,528   $(148,789) $ 779,772
                          ========   ======   ========   ========== =========

                  See notes to consolidated financial statements
                                                                           4


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                               KNIGHT FULLER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN US DOLLARS)


                                                    For the Six Months
                                                       Ended June 30,
                                                 ------------------------
                                                   2004            2003
                                                 ---------      ---------

Net (loss) income                               $(261,762)      $1,057,248
   Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
   Gain on extinguishment of debt                       -       (3,156,487)
   Loss on foreclosure of property                      -        2,100,000
   Provision for impairment                       225,248                -
   Changes in assets and liabilities:
    Other assets                                    2,692         (175,554)
    Accounts payable and accrued expenses         (31,264)         ( 4,935)
                                                 ---------      -----------
Net cash used in operating activities            ( 65,086)        (179,728)

Investing activities:
   Investment in joint venture                   ( 40,000)               -
   Issuance of notes receivable to affiliates    (225,248)               -
   Short term investment                          (62,500)               -
   Redemption of short term investment             62,500                -
                                                 ---------      -----------
 Cash used in investing activities               (265,248)               -
                                                 ---------      -----------
 Net (decrease) in cash and cash equivalents     (330,334)        (179,728)

Cash and cash equivalents, beginning of period    358,011        2,252,809
                                                 ---------      -----------
 Cash and cash equivalents, end of period       $  27,677      $ 2,073,081
                                                 =========     ============
Supplemental disclosure of non-cash
 investing activities:
     Accrued interest on notes receivable
      to affiliates                           $    78,752      $         -
                                                 =========     ============

                                                                             5


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               KNIGHT FULLER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. GENERAL

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the audited financial statements, related footnotes and discussions contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. The balance sheet at December 31, 2003 was derived from audited financial statements at such date. The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

2. BASIS OF PRESENTATION   GOING CONCERN

Knight Fuller, Inc.'s (the "Company" or "KFI") consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. KFI is a holding company in search of a merger or acquisition candidate, or other business opportunity. In these efforts KFI is competing with other companies with substantially more resources and capital. Even if KFI is successful in acquiring a business or other asset, it may not have enough capital to successfully manage the business. The Company may use unlimited leverage to acquire businesses or assets, and its operations may not provide sufficient cash flow to service the resulting debt. Additionally, in March and June 2004, the note receivable from Sutter Holding Company, Inc. ("SHC"), a company controlled by the officers of KFI and the largest shareholder of KFI stock, has been amended to increase the face value of the note for additional cash advances, and to allow SHC to defer monthly payments for up to one year. Accordingly, KFI potentially will have no source of funds. In addition, uncertain conditions exist regarding the collectibility of the note receivable from SHC. These and other potential issues raise substantial doubt about KFI's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                                                            6

3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES AND PROVISION FOR IMPAIRMENT

On October 1, 2003, KFI loaned $1 million in the form of an unsecured promissory note (the "Note") to an affiliated company, Sutter Holding Company, Inc. ("SHC"). The Note bore interest at 8% per annum. Interest was payable monthly commencing on December 6, 2003. The Note was payable on demand. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000 through additional cash advances. In March and June 2004, KFI further modified the Note due from SHC to increase the face value of the Note for additional cash advances of $225,248 and accrued interest of $78,752, and to allow SHC to defer monthly payments for up to one year. As of June 30, 2004, the principal balance of the note is $1,970,000. In any month in which SHC elects to defer making a cash payment, the interest rate increases to 12% for that month. The entire principal balance of the Note and any deferred interest accrued is due on June 30, 2005. However, uncertain conditions exist regarding the collectibility of the Note. Accordingly, a provision for impairment of $833,000 was recorded at December 31, 2003, which represented 50% of the outstanding Note balance. During the six months ending June 30, 2004, the company recorded a reserve of $225,248, which represented 100% of all new advances to SHC.

In March, 2004, KFI entered into a joint venture agreement (the "Joint Venture") with Progressive Lending, LLC ("Progressive"), a mortgage banking company wholly owned by SHC. KFI agreed to contribute $80,000 to the Joint Venture, and Progressive agreed to contribute furniture, computers, other office equipment, and personnel, to open a mortgage banking office in Las Vegas, Nevada. KFI and Progressive will each participate in 50% of the profits and losses of the Joint Venture. In addition, KFI has an option to acquire 100% of the Joint Venture by issuing 100,000 shares of KFI common stock to Progressive. As of June 30, 2004, $40,000 has been contributed to the Joint Venture. In March, 2004, KFI entered into a line of credit agreement with Progressive. Under the agreement, KFI will provide a warehouse line of credit to Progressive with a maximum loan amount of $100,000. Progressive will pay a $40 origination fee per draw, and 10% interest on the balances outstanding. As of June 30, 2004, there is no outstanding balance on the line of credit.

On June 10, 2004, Jason K. Moore and R. Michael Collins were appointed to the board to serve as independent directors, and Robert E. Dixon simultaneously resigned. Mr. Dixon continued in his role as Co-Chief Executive Officer.

On June 24, 2004, the Company's board of directors unanimously approved of, and the Company entered into, a new Loan Agreement with SHC, pursuant to which (i) SHC borrowed an additional $120,000 from KFI, (ii) KFI was given the option to convert all or a portion of the Company's debt obligations to KFI into common stock of SHC, and (iii) under certain circumstances, including a change of control, SHC was entitled to repay any and all outstanding debt obligations to KFI using SHC's common stock.

On June 30, 2004, the Company's board of directors unanimously adopted the Certificate of Designation of Rights and Preferences of the Series A Convertible Preferred Stock (the Series A Preferred). Each share of the Series A Preferred is convertible into 500 shares of common stock, and votes on an as-converted basis.
                                                                            7

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

During 1993, in connection with the foreclosure of the Richmond Comfort Inn, RAM- 86 acquired the property subject to a $4,000,000 non-recourse promissory note secured by a first mortgage on the hotel property. Through March 31, 2002, the interest rate on the loan was 8.5%. Effective April 1, 2002, the interest rate was reduced to 6.625% through April 2007. The loan required monthly payments of interest and principal aggregating $28,280. The loan was scheduled to mature on February 1, 2016. On January 6, 2003, RAM-86 received notice that the loan encumbering its remaining property was in default for failure to pay debt service for the months of December 2002 and January 2003.

On February 18, 2003, RAM-86's hotel property was lost through foreclosure. Accordingly, during the three months ended March 31, 2003, RAM-86 recognized a gain on extinguishment of debt equal to the outstanding debt balance.
                                                                          8
6.  SUBSEQUENT EVENTS

On July 30, 2004, Opus International, LLC ("Opus") contributed 350,469 shares of Celtron International, Inc. to KFI in exchange for 100 shares of the Company's Series A Preferred stock, and 350,000 shares of the Company's common stock. The acquisition by Opus of a majority in interest of the Company's common stock constituted a change of control. In conjunction with the change of control, the Company and SHC agreed that SHC would pay in full its debt obligation under the Loan Agreement dated June 24, 2004 of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with those transactions, SHC also settled, in full, the entirety of its Progressive subsidiary's obligations to KFI, including principal plus accrued and unpaid interest in the amount of $43,717, and SHC purchased KFI's option to acquire 100% of Progressive's Nevada office (using a Black Scholes methodology, the option was valued at approximately $43,600), by issuing a total of 14,553 shares of its common stock at a value of $6.00 per share. In addition thereto, the Company issued to KFI 762 shares of common stock for $4,570 in cash. In total, SHC issued 347,373 shares of common stock to the Company for aggregate consideration of $2,084,235. Simultaneously with these transactions, KFI declared a stock dividend on its common stock in which shareholders of KFI and limited partners of KFI Properties, LP immediately prior to the Celtron transaction described above received one share of SHC's common stock for each share of KFI common stock or unit of KFI Properties held as of July 30, 2004. Opus is not entitled to any portion of this dividend. Because SHC's common stock issued in these transactions was unregistered stock, the dividend was issued into escrow pending registration of such shares, and SHC agreed to act as escrow agent until the shares are registered.

Also concurrent with the above transactions, on July 30, 2004, the Company's former officers and directors resigned in favor of officers and directors appointed by Opus, the Company's new controlling shareholder.


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

KFI had substantially zero assets and revenues during the period ending June 30, 2003, making meaningful comparisons with the current period difficult. However, to make prior period comparisons more meaningful, we will compare KFI to RAM 86, the predecessor company to KFI's subsidiary, KFI Properties.

                                                                           9


                         Liquidity and Capital Resources

Knight Fuller, Inc.'s (the "Company" or "KFI") consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. KFI is a holding company in search of a merger or acquisition candidate, or other business opportunity. In these efforts KFI is competing with other companies with substantially more resources and capital. Even if KFI is successful in acquiring a business or other asset, it may not have enough capital to successfully manage the business. The Company may use unlimited leverage to acquire businesses or assets, and its operations may not provide sufficient cash flow to service the resulting debt. Additionally, in March and June 2004, the note receivable from Sutter Holding Company, Inc. ("SHC,") a company controlled by the officers of KFI and the largest shareholder of KFI stock, has been amended to increase the face value of the note for additional cash advances, and to allow SHC to defer monthly payments for up to one year. Accordingly, KFI potentially will have no source of funds. In addition, uncertain conditions exist regarding the collectibility of the note receivable from SHC. These and other potential issues raise substantial doubt about KFI's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KFI uses cash and cash equivalents as its primary measure of liquidity. On October 1, 2003, KFI loaned $1 million under the Note to SHC. The Note bore interest at 8% per annum. Interest was payable monthly commencing on December 6, 2003. The Note was payable on demand. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000 through additional cash advances. In March and June 2004, KFI further modified the Note due from SHC to increase the face value of the Note for additional cash advances, and to allow SHC to defer monthly payments for up to one year. As of June 30, 2004 the principal balance of the note is $1,970,000. In any month in which SHC elects to defer making a cash payment, the interest rate increases to 12% for that month. The entire principal balance of the Note and any deferred interest accrued is due on June 30, 2005. However, uncertain conditions exist regarding the collectibility of the Company's Note. Accordingly, a provision for impairment of $833,000 was recorded at December 31, 2003, which represented 50% of the outstanding Note balance. During the six months ended June 30, 2004, the company recorded a reserve of $225,248, which represented 100% of all new advances to SHC.

As of June 30, 2004, KFI's cash and cash equivalents decreased by $330,334 since December 31, 2003 to $27,677. The decrease is due primarily to cash used in operating activities and to advances under the Note to SHC.

Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

None of the recently issued accounting standards had any effect on the Registrant's financial statements.

On July 30, 2004, Opus International, LLC ("Opus") contributed 350,469 shares of Celtron International, Inc. to KFI in exchange for 100 shares of the Company's Series A Preferred stock, and 350,000 shares of the Company's common stock. The acquisition by Opus of a majority in interest of the Company's common stock constituted a change of control. In conjunction with the change of control, the Company and SHC agreed that SHC would pay in full its debt obligation under the Loan Agreement dated June 24, 2004 of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with those transactions, SHC also settled, in full, the entirety of its Progressive subsidiary's obligations to KFI, including principal plus accrued and unpaid interest in the amount of $43,717, and SHC purchased KFI's option to acquire 100% of Progressive's Nevada office (using a Black Scholes methodology, the option was valued at approximately $43,600), by issuing a total of 14,553 shares of its common stock at a value of $6.00 per share. In addition thereto, the Company issued to KFI 762 shares of common stock for $4,570 in cash. In total, SHC issued 347,373 shares of common stock to the Company for aggregate consideration of $2,084,235. Simultaneously with these transactions, KFI declared a stock dividend on its common stock in which shareholders of KFI and limited partners of KFI Properties, LP immediately prior to the Celtron transaction described above received one share of SHC's common stock for each share of KFI common stock or unit of KFI Properties held as of July 30, 2004. Opus is not entitled to any portion of this dividend. Because SHC's common stock issued in these transactions was unregistered stock, the dividend was issued into escrow pending registration of such shares, and SHC agreed to act as escrow agent until the shares are registered.

Also concurrent with the above transactions, on July 30, 2004, the Company's former officers and directors resigned in favor of officers and directors appointed by Opus, the Company's new controlling shareholder.
                                                                            10

                              Results of Operations
                             ---------------------
The Six Months ended June 30, 2004 compared to the Six Months ended June 30,
2003

Revenues

Total revenues amounted to $20,613 for the six months ended June 30, 2004 compared to $92,671 for the corresponding period in the prior year, a decrease of $72,058. This decrease was primarily a result of a decline in operating income due to the loss of RAM_86's hotel property through foreclosure.

Operating Expenses

Costs and expenses amounted to $282,375 for the six months ended June 30, 2004 compared to $2,191,910 for the corresponding period in the prior year, a decrease of $1,909,535. This decrease was primarily the result of a decline in operating expenses due to the loss of RAM-86's hotel property, as well as due to reductions in mortgage loan interest expense, and the absence of a loss on foreclosure in the current period.

Costs and expenses for the period include impairment expense of $225,348 resulting from the uncertainty of collectibility of the Note.

Net Income or Loss

Net loss amounted to $261,762 for the six months ended June 30, 2004 compared to net income of $1,057,248 for the corresponding period in the prior year, a decrease of $1,319,010. Net income decreased due to the net effect of the loss of RAM-86's hotel property through foreclosure and the related extinguishment of debt in the prior period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

KFI is subject to very little, if any, market risk as its cash and cash equivalents are invested in short-term money market mutual funds. KFI is subject to significant risk that its promissory note receivable will not be repaid timely, if at all.

ITEM 4. CONTROLS AND PROCEDURES

The Registrant's management has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended) as of the period covered by this report. Based on such evaluation, the Registrant's Chief Executive Officer has concluded that, as of the end of the such period, the Registrant's disclosure controls and procedures are effective.

There have not been any changes in the Registrant's internal control over financial reporting (as defined in Rule 13-a 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                                                                             11

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

31.1     Rule 13a-14(a)/15d-14(a) Certification

31.2     Rule 13a-14(a)/15d-14(a) Certification

32.1     Section 1350 Certification.

32.2     Section 1350 Certification


(b) Reports on Form 8-K:

No reports were filed for the six months ended June 30, 2004, however a report was filed on August 13, 2004.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           KNIGHT FULLER, INC.

                     By:  /s/ Stephen Hallock
                        ------------------------------
                         Chief Executive Officer and
                         Chief Financial Officer


Date: August 20, 2004

                                                                            12