Form 10QSB
period 2004-09-30
KNIGHT FULLER INC
filed 2004-11-19
CIK 1172939

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
                                  (Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

                       Commission file number 333-87968

                             KNIGHT FULLER, INC.
                ______________________________________________

      (Exact name of small business issuer as specified in its charter)


            Delaware                                         45-0476087
-------------------------------                  -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


        8260 E. Raintree Drive, Main Lobby
        Scottsdale, AZ                                      85260
-------------------------------------------     -----------------------------
  (Address of principal executive office)                     (Zip Code)


       Registrant's telephone number, including area code (805) 730-1978

              510 State Street, Suite 16, Santa Barbara, CA  91301
             -----------------------------------------------------
                 (former name, former address and former fiscal
                               year, if changed)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The number of shares of common stock, $0.0001 par value, outstanding as of November 2, 2004 was 10,675,233.

                                                                             1
                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               KNIGHT FULLER, INC
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                  (Unaudited)


                                      Assets


Total assets                                         $    -
                                                    =======

                Liabilities and Shareholders Equity

Current liabilities:
          Accounts and notes payable                 $    -

                Total current liabilities                 -

Shareholders equity:
     Common stock                                    10,383
     Additional paid-in capital                     918,178
     Retained deficit                              (928,561)
                                                   ---------
                Total shareholders' equity                -
                                                   ---------
                                                     $    -
                                                   ---------
           See accompanying notes to consolidated financial statements


                                                                             2
                               KNIGHT FULLER, INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Nine Months Ended     Three Months Ended
                                            September 30,         September 30,
                                            -----------------     ------------------
                                            2004         2003     2004          2003
                                       ------------   --------   ---------- ----------
 Operating income-real estate               $    -    $ 53,385    $     -     $    -
                                       ------------   --------   ---------- ----------
 Costs and expenses:
     Operating expenses                                 12,001
     General and administrative expenses    92,296     185,273      40,169    121,869
     Mortgage loan interest expense                     16,504
     Loss on foreclosure of property                 2,100,000
     Impairment of related party note
      receivable (Note _)                1,204,299           -   1,020,299
                                       ------------   --------   ---------- ----------
              Total costs and expenses   1,296,595   2,313,778   1,060,468    121,869
                                       ------------   --------   ---------- ----------
                   Operating loss       (1,296,595) (2,260,393) (1,060,468)  (121,869)

Other income and expenses:
     Gain on extinguishment of debt              -   3,156,487           -          -
     Nonoperating income                     4,276      38,018           8      9,662
 Interest income and (expense), net        114,968      14,520      19,941      3,590
                                       ------------   --------   ---------- ----------
 Income (Loss) before income taxes      (1,177,351)    948,632  (1,040,519)  (108,617)

Income tax provision (Note 3)                    -           -           -          -
                                       ------------   --------   ---------- ----------
                                        (1,177,351)    948,632  (1,040,519)  (108,617)
Minority interest in net loss
 of subsidiary                             135,817
                                       ------------   --------   ---------- ----------
              Net Income (Loss)        $(1,041,534)   $948,632 $(1,040,519) $(108,617)
                                       ============   ========   ========== ==========
Basic and diluted loss per share       $      (319)   $    273   $    (314) $    (031)
                                       ============   ========   ========== ==========
Weighted average common
  shares outstanding                        326,925   $347,484   $ 331,424  $ 350,377
                                       ============   ========   ========== ==========

           See accompanying notes to consolidated financial statements
                                                                             3


                              KNIGHT FULLER, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                      Additional
                                   Common Stock       paid-in     Retained
                                 Shares   Par Value   capital     deficit     Total
                                --------  ---------  ----------   --------  ----------
Balance at
     December 31, 2003           325,233  $     33  $ 928,528   $ 112,973  $1,041,534
Issuance of common stock for
     acquisition by Opus
     International LLC           350,000       350       (350)          -          -

Issuance of common stock for
 acquisition by Celtron
  International, Inc          10,000,000    10,000    (10,000)          -          -

Net loss                               -         -          -  (1,041,534) (1,041,534)
                                --------  ----------  -------- ----------- ----------
Balance at
 September 30, 2004           10,675,233   $ 10,383   $918,178  $(928,561)  $      (0)
                              ==========  ==========  ========  ==========  ==========

           See accompanying notes to consolidated financial statements


                              KNIGHT FULLER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                      -----------------
                                                      2004         2003
                                                  -----------   -----------
Net cash used operating activities                $ (164,404)   $  (203,126)

Cash flows from investing activities:
     Investment in joint venture                     (40,000)             -
     Short-term investment                           (62,500)             -
     Issuance of notes receivable to affiliates      (91,107)             -
                                                  -----------   -----------
            Net cash used in investing activities   (193,607)             -
                                                  -----------   -----------
            Net change in cash and cash equivalents (358,011)      (203,126)

Cash and cash equivalents:

     Beginning of period                             358,011      2,252,809
                                                  -----------   -----------
     End of period                                $        -    $ 2,049,683
                                                  ===========   ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Income taxes                            $        -   $        -
                                                  ===========   ===========
Interest                                          $        -   $        -
                                                  ===========   ===========

           See accompanying notes to consolidated financial statements
                                                                             5

                              KNIGHT FULLER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2003, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note 2:  Related party transactions

On July 23, 2004, the Company entered into a transaction with Opus International LLC whereby the Company agreed to exchange 100 shares of its preferred stock and 350,000 shares of its voting common stock for 350,469 shares of Celtron International, Inc. ("CII"). As a result of this transaction, control of the Company was transferred to Opus International LLC.

On September 10, 2004, the Company entered into a transaction with Celtron International, Inc. ("CII") whereby the Company agreed to issue 10,000,000 shares of its voting common stock to CII in exchange for CII's newly formed subsidiary, PayCell, Inc. As a result of this transaction, control of the Company was transferred to CII.

Simultaneously, the Company agreed to accept 332,058 shares of the common stock of its affiliate, Sutter Home Company ("SHC"), in exchange for SHC's notes receivable totalling $1,970,000 plus accrued but unpaid interest receivable, a
joint venture agreement valued at $40,000 and cash totalling $4,570.   The
332,058 shares of SHC common stock are to be distributed, pro rata, to KFI's shareholders as a property dividend, once SHC registers the 332,058 shares with Securities and Exchange Commission.

Prior to entering into the above transaction with SHC, the Company had written off its notes receivable from SHC and investment in the joint venture with SHC.

Note 3: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Note 4: Subsequent Event

On November 1, 2004, the Company agreed to advance its parent Company, CII, $812,000 to design and develop software to the Company's specifications in exchange for 50 to 60 percent ownership in an affiliate and partial rights certain technology.


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

Recent Events
-------------
On July 30, 2004, Opus International, LLC ("Opus") contributed 350,469 shares of Celtron International, Inc. to KFI in exchange for 100 shares of the Company's Series A Preferred stock, and 350,000 shares of the Company's common stock. The acquisition by Opus of a majority interest of the Company's common stock constituted a change of control. In conjunction with the change of control, the Company and SHC agreed that SHC would pay in full its debt obligation under the Loan Agreement dated June 24, 2004 of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with those transactions, SHC also settled, in full, the entirety of its Progressive subsidiary's obligations to KFI, including principal plus accrued and unpaid interest in the amount of $43,717, and SHC purchased KFI's option to acquire 100% of Progressive's Nevada office (using a Black Scholes methodology, the option was valued at approximately $43,600), by issuing a total of 14,553 shares of its common stock at a value of $6.00 per share. In addition thereto, the Company issued to KFI 762 shares of common stock for $4,570 in cash. In total, SHC issued 347,373 shares of common stock to the Company for aggregate consideration of $2,084,235. Simultaneously with these transactions, KFI declared a stock dividend on its common stock in which shareholders of KFI and limited partners of KFI Properties, LP immediately prior to the Celtron transaction described above received one share of SHC's common stock for each share of KFI common stock or unit of KFI Properties held as of July 30, 2004. Opus is not entitled to any portion of this dividend. Because SHC's common stock issued in these transactions was unregistered stock, the dividend was issued into escrow pending registration of such shares, and SHC agreed to act as escrow agent until the shares are registered.

Also concurrent with the above transactions, on July 30, 2004, the Company's former officers and directors resigned in favor of officers and directors appointed by Opus International.

On September 10, 2004, Knight Fuller signed an agreement to acquire 100% of the outstanding common shares of PayCell, Inc. from Celtron International, Inc., the parent company of PayCell, in exchange for 10,000,000 common shares of Knight Fuller, which resulted in Knight Fuller becoming a majority owned subsidiary of Celtron International. PayCell's assets consist of a license which entitles it to exploit technology owned by Celtron in North, Central and South America, as well as Asia and the Pacific Rim. The technology consists of a mobile commerce solution which allows merchants to process credit card transactions over a cellular telephone, and online credit card processing and check guarantee services. No funds were involved in the transaction, which was completed on September 13, 2004.

The acquisition of PayCell created a new operating subsidiary for the company, with the right to exploit technology in the North America, Central America, and South America, Asia and Pacific Rim markets, resulting in a change of operations for Knight Fuller. The overall goal of our business plan is to distribute and manage all of the products and services of Celtron International, Inc. in those geographical areas, but, at the present time, we are concentrating on the first phase of the development of our presently licensed Celtron technology, which enables us to provide mobile commerce platforms and solutions for a variety of mobile-based merchants and service providers.

On November 1, 2004, the company and its subsidiary, PayCell, Inc., entered into an agreement with its parent company, Celtron International, Inc., Celtron's subsidiary, Orbtech Holdings, Ltd., and Orbtech's subsidiary, CreditPipe (Pty) Ltd., to acquire 50% of CreditPipe's Postillion Financial Switch, and 50% of the common stock of CreditPipe, with an option to purchase up to an additional 10% of CreditPipe.

The Postillion Financial switch, licensed from Mosaic Software, will enable CreditPipe and PayCell to become their own acquiring house with direct entry into the banking network to switch and effect financial transactions, specifically on mobile commerce and credit card transactions originating form the businesses of CreditPipe and PayCell.

Knight Fuller and PayCell have committed the sum of ZAR 5 million (5 million South African Rand, equivalent to approximately $812,000 USD) to Orbtech and CreditPipe for the establishment of the network, in exchange for ownership of 50% of the license and 50% of the common share capital of CreditPipe, with an additional option to purchase up to 60% of the common share capital of CreditPipe. The ZAR 5 million is to be paid over a five month period at ZAR 1 million per month, beginning November 1, 2004.

As part of the transaction, Celtron sublicensed to PayCell, all of its mobile credit, mobile e-commerce and cellular credit card and check payment technology for PayCell's use worldwide, with the exception of the African continent, where PayCell will share the Postillion Switch and payment network with CreditPipe. The technology, used in conjunction with the Postillion Switch, will enable PayCell to turn cellular telephones into a point-of-sale device for credit card and check transactions worldwide.

On October 26, 2004, Chief Executive Officer and Director Bruce A. Brown resigned as officer and director of the company. On October 26, 2004, Allen Harington and Brandon Sandiford, in recognition of the need for their technical expertise which the Company requires to implement its business plan, were appointed to the board of directors. Allen Harington was also appointed Chief Executive Officer and Chief Financial Officer, Brandon Sandiford was appointed President, and Stephen Hallock was appointed corporate Secretary.

Knight Fuller had substantially no revenues and expenses during the period ending September 30, 2003, making meaningful comparisons with the current period difficult. However, to make prior period comparisons more meaningful, we will compare Knight Fuller to RAM 86, the predecessor company to Knight Fuller's subsidiary, KFI Properties.

                                                                             7
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Knight Fuller, Inc.'s (the "Company" or "KFI") consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. KFI is a holding company which owns 100% of KFI Properties, a defunct subsidiary, and 100% of PayCell, Inc., a company developing a business plan to engage in the business of providing mobile commerce platforms and solutions for a variety of mobile-based merchants and service providers worldwide, concentrating on mobile credit card and check payment applications using cellular telephones.

KFI uses cash and cash equivalents as its primary measure of liquidity.

Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

None of the recently issued accounting standards had any effect on the Registrant's financial statements.

RESULTS OF OPERATIONS
---------------------
The Nine Months ended September 30, 2004 compared to the Nine Months ended September 30, 2003

REVENUES
--------
Total revenues amounted to $0 for the nine months ended September 30, 2004 compared to $53,385 for the corresponding period in the prior year, a decrease of $53,385. This decrease was a result of Knight Fuller losing its real estate asset through foreclosure and dropping its real estate business activities.

OPERATING EXPENSES
------------------
Costs and expenses amounted to $1,296,595 for the nine months ended September 30, 2004 compared to $2,313,778 for the corresponding period in the prior year, a decrease of $1,017,183. This decrease was primarily the result of a decline in operating expenses due to the loss of RAM-86's hotel property, as well as due to reductions in mortgage loan interest expense, and the absence of a loss on foreclosure in the current period.

                                                                             8
NET INCOME OR LOSS
------------------
Net loss amounted to $1,296,595 for the nine months ended September 30, 2004 compared to net losses of $2,260,393 for the corresponding period in the prior year, a decrease of $963,798. Net income decreased due to the net effect of the loss of RAM-86's hotel property through foreclosure and the related extinguishment of debt in the prior period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

KFI is subject to very little, if any, market risk as its cash and cash equivalents are invested in short-term money market mutual funds. KFI is subject to significant risk that its promissory note receivable will not be repaid timely, if at all.

ITEM 4. CONTROLS AND PROCEDURES

The Registrant's management has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended) as of the period covered by this report. Based on such evaluation, the Registrant's Chief Executive Officer has concluded that, as of the end of such period, the Registrant's disclosure controls and procedures are effective.

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



                                                                             9
(a) Exhibits:

31.1     Rule 13a-14(a)/15d-14(a) Certification

31.2     Rule 13a-14(a)/15d-14(a) Certification

32.1     Section 1350 Certification.

32.2     Section 1350 Certification



(b) Reports on Form 8-K:

9/24/04  Change in independent accountant
9/15/04  Acquisition of PayCell
8/13/04  Acquisition by Opus International


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      KNIGHT FULLER, INC.


BY:  /s/ Allen Harington
     --------------------------------------
     Allen Harington
     Chief Executive Officer and Chief Financial Officer

     Date: November 15, 2004






                                                                            10