Form 10QSB/A
period 2004-09-30
KNIGHT FULLER INC
filed 2004-11-22
CIK 1172939

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                AMENDMENT NO. 1 TO

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

      KNIGHT FULLER, INC.


BY:  /s/ Allen Harington
     --------------------------------------
     Allen Harington
     Chief Executive Officer and Chief Financial Officer

     Date: November 15, 2004






                                                                            10

                                                                  Exhibit 32.1

               CERTIFICATION  PURSUANT  TO 18 U.S.C. SECTION 1350
                   AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

    I, Allen Harington, certify that:

    1. I have reviewed this report on Form 10QSB of Knight Fuller, Inc.;

    2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

    3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Knight Fuller, Inc. as of, and for, the periods presented in the report;

    4. I am responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Knight Fuller, Inc., and have:

    i. Designed such disclosure controls and procedures to ensure that material information relating to Knight Fuller, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

    ii. Evaluated the effectiveness of Knight Fuller, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

    iii. Presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. I have disclosed, based on our most recent evaluation, to the Knight Fuller, Inc. auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

    i. All significant deficiencies in the design or operation of internal controls which could adversely affect Knight Fuller, Inc.'s ability to record, process, summarize and report financial data and have identified for Knight Fuller, Inc.'s auditors any material weaknesses in internal controls; and

    ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

    6. I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2004

Allen Harington
-----------------------
Allen Harington
Chief Executive Officer
Chief Financial officer
                                                                            11

                                                                 Exhibit 32.2


         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Knight Fuller, Inc. on Form 10KSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Stephen Hallock, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Stephen Hallock
_____________________
Stephen Hallock
Chief Executive Officer
Chief Financial Officer

Date: November 19, 2004

                                                                            12