Form 10QSB/A
period 2004-09-30
KNIGHT FULLER INC
filed 2005-01-03
CIK 1172939

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                AMENDMENT NO. 2 TO

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

                       Commission file number 333-87968

                             KNIGHT FULLER, INC.
                ______________________________________________

      (Exact name of small business issuer as specified in its charter)


            Delaware                                         45-0476087
--------------------------------                  -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


        8260 E. Raintree Drive, Main Lobby
        Scottsdale, AZ                                      85260
- -------------------------------------------     -----------------------------
  (Address of principal executive office)                     (Zip Code)


       Registrant's telephone number, including area code (805) 730-1978

              510 State Street, Suite 16, Santa Barbara, CA  91301
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

ITEM 1. FINANCIAL STATEMENTS


                               KNIGHT FULLER, INC
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                  (Unaudited)
                              (Restated see Note 1)

                                      Assets

Investments:
Marketable securities of related party            $ 168,225
Non-Marketable securities                           132,739
                                                  ---------
                                                    300,964
                                                  =========
              Liabilities and Shareholders Equity

Other liabilities                                   133,807
                                                  ---------
              Total liabilities                     133,807
                                                  ---------
Shareholders equity:
     Preferred stock                                      -
     Common Stock                                     1,068
     Additional Paid-In Capital                   1,120,251
     Accumulated Deficit                           (929,629)
     Accumulated other comprehensive loss           (24,533)
                                                  ---------
               Total shareholders' equity           167,157
                                                  ---------
                                                    300,964
                                                  =========

           See accompanying notes to consolidated financial statements


                                                                             2
                               KNIGHT FULLER, INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                              (Restated see Note 1)

                                            Nine Months Ended     Three Months Ended
                                            September 30,         September 30,
                                            -----------------     ------------------
                                            2004         2003     2004          2003
                                       ------------   --------   ---------- ----------
 Operating income-real estate               $    -    $ 53,385    $     -     $    -
                                       ------------   --------   ---------- ----------
 Costs and expenses:
     Operating expenses                                 12,001
     General and administrative expenses    88,960     185,273      36,833    121,869
     Mortgage loan interest expense                     16,504
     Loss on foreclosure of property                 2,100,000
     Impairment of related party note
      receivable                           304,000           -     120,000
                                       ------------   --------   ---------- ----------
              Total costs and expenses     392,960   2,313,778     156,833    121,869
                                       ------------   --------   ---------- ----------
                   Operating loss         (392,960) (2,260,393)    156,833   (121,869)
Other income and expenses:
     Gain on extinguishment of debt              -   3,156,487           -          -
Net loss on debt extinguishment            695,211
Nonoperating income                          4,276      38,018           8      9,662
 Interest income and (expense), net        114,968      14,520      19,941      3,590
                                       ------------   --------   ---------- ----------
 Income (Loss) before income taxes        (968,927)    948,632    (136,884)  (108,617)

Income tax provision                             -           -           -          -
                                       ------------   --------   ---------- ----------
                                          (968,927)    948,632    (136,884))  (108,617)
                                       ============   ========   ========== ==========
Minority interest in net loss
 of subsidiary
                                       ------------   --------   ---------- ----------
              Net Income (Loss)           (968,927)    948,632    (136,884))  (108,617)
                                       ============   ========   ========== ==========
Basic and diluted loss per share       $     (2.69)   $   2.73   $    (0.41) $   (0.31)
                                       ============   ========   ========== ==========
Weighted average common
  shares outstanding                        326,925   $347,484   $ 331,424  $ 350,377
                                       ============   ========   ========== ==========

           See accompanying notes to consolidated financial statements
                                                                             3

                              KNIGHT FULLER, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                             (Restated see Note 1)

                                                  Additional            Other
                               Common Stock       paid-in     Retained  Comprehensive
                             Shares   Par Value   capital     deficit   Loss             Total
                            --------  ---------  ----------   --------  ------------- -----------
Balance at
 December 31, 2003           325,233  $     33   $928,528   $ 112,973         -        $1,041,534

Issuance of common stock for
 acquisition by Opus
 International LLC           350,000        35    192,723           -         -           192,758

Issuance of common stock for
 acquisition by Celtron
  International, Inc.     10,000,000     1,000     (1,000)          -         -                 -

Net loss                           -         -          -    (968,927)        -          (968,927)

Property dividend ( Note 2)        -         -          -     (73,675)        -           (73,675)

Other comprehensive loss           -         -          -           -   (24,533)          (24,533)
                            --------  ---------  ----------   --------  -------------  -----------
Balance at
 September 30, 2004       10,675,233  $  1,068 $1,120,251   $(929,629) $(24,533)          167,157
                          ==========  ======== ==========   ========== =========        ==========

           See accompanying notes to consolidated financial statements
                                                                           4

                              KNIGHT FULLER, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                              (Restated see Note 1)
                                                      Nine Months Ended
                                                        September 30,
                                                      -----------------
                                                      2004         2003
                                                  -----------   -----------
Net cash used operating activities                $ (164,404)   $  (203,126)

Cash flows from investing activities:
     Investment in joint venture                     (40,000)             -
     Short-term investment                           (62,500)             -
     Issuance of notes receivable to affiliates      (91,107)             -
                                                  -----------   -----------
            Net cash used in investing activities   (193,607)             -
                                                  -----------   -----------
            Net change in cash and cash equivalents (358,011)      (203,126)

Cash and cash equivalents:

     Beginning of period                             358,011      2,252,809
                                                  -----------   -----------
     End of period                                $        -    $ 2,049,683
                                                  ===========   ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Income taxes                            $        -   $        -
                                                  ===========   ===========
          Interest                                $        -   $        -
                                                  ===========   ===========

Noncash financing and investing activities:
     Property dividend                            $  75,684    $         -
                                                  ===========   ===========
     Common stock issued to acquire
      PayCell subsidiary                          $   1,000    $         -
                                                  ===========   ===========
     Note receivable exchanged for
      common stock of affiliate                   $2,084,235   $         -
                                                  ===========   ===========


           See accompanying notes to consolidated financial statements
                                                                             5

                              KNIGHT FULLER, INC.
             CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                                  (Unaudited)
                             (Restated see Note 1)


                                              Nine Months Ended     Three Months Ended
                                              September 30,         September 30,
                                              -----------------     ------------------
                                              2004         2003     2004          2003
                                          ------------  ----------  ---------- ----------
Net income                               $ (968,927)    $948,632   $(136,884)   (108,617)

Other comprehensive income (loss),
 net of tax:

 Unrealized loss on marketable securities   (24,533)           -           -            -
                                          ------------  ----------  ---------- ----------
        Total other comprehensive income    (24,533)           -           -            -
                                          ------------  ----------  ---------- ----------
        Other comprehensive loss         $ (993,460)    $948,632   $(136,884)   (108,617)


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

We inadvertently omitted the effects of an exchange of a note receivable from an affiliate for shares of common stock of the affiliate in our previously issued financial statements as of and for the three and nine months ended September 30, 2004 and 2003. We have restated our financial statements to include the exchange transaction as well as the effect of a deemed property dividend of a portion of the shares of common stock acquired in the exchange. (See Note 2.)

Note 2:  Related party transactions

On July 23, 2004, we entered into an acquisition agreement with Opus International LLC whereby we agreed to exchange 100 shares of its preferred stock and 350,000 shares of its voting common stock for 350,469 shares of Celtron International, Inc. ("CII"). As a result of this transaction, control of our company was transferred to Opus International LLC.

Simultaneously, we agreed to accept 347,373 shares of the common stock of its affiliate, Sutter Holding Corp. ("SHC"), in exchange for notes receivable from SHC totalling $2,035,948 including accrued but unpaid interest receivable, a receivable from SHC's subsidiary totalling $40,000 plus accrued interest of $3,717 and cash totalling $4,570. We had previously impaired the note receivable in the amount of $1,441,000. The SHC shares of common stock were valued, in good faith by the Board of Directors, at $0.60 per share. As a result, we recorded a net loss on the exchange of $695,211.

On July 30, 2004, we declared a property dividend, consisting of the 347,373 shares of SHC common stock, to be distributed, pro rata, to KFI's shareholders of record at July 22, 2004. Because SHC was to receive a dividend of 126,140 shares of its own common stock, the 126,140 shares were deemed to have been delivered to the Company and then deemed to have been distributed to SHC. Because the remaining shares cannot be distributed to KFI shareholders until they are registered with the Securities and Exchange Commission, on July 30, 2004, we executed an escrow agreement with SHC, whereby we appointed SHC escrow agent to hold the remaining 221,233 shares of SHC common stock until registered with the SHC. We are carrying our investment in SHC common stock at our cost basis of $168,225. The Board of Directors valued the property dividend at $0.60 per share or $75,684.

On September 10, 2004, we entered into an acquisition agreement with Celtron International, Inc. ("CII") whereby we agreed to issue 10,000,000 shares of our voting common stock to CII in exchange for 100 percent of the issued and outstanding common stock of CII's newly formed subsidiary, PayCell, Inc. As a result of this transaction, control of our Company was transferred to CII.

Following is a summary of investment securities classified as available-for-sale:

The change in the net unrealized holding loss in securities available-for-sale included as a separate component of shareholders' equity for the nine months ended September 30, 2004 totaled $(24,533).

                                               Fair     Unrealized     Cost
                                               Value    Loss           Basis
                                               -----    ----------     -----
    Celtron International, Inc.              $168,225   $(24,533)    $192,758
                                             ========   ==========   ========

Note 3: Income Taxes

We record income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". We incurred net operating losses during the periods shown on the condensed consolidated financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Note 4: Subsequent Event

On November 1, 2004, we agreed to advance our parent company, CII, $812,000 to design and develop software to our specifications in exchange for 50 to 60 percent ownership in an affiliate and partial rights certain technology. We plan to issue shares of common stock in order to fund our software program.


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

Recent Events
-------------
On July 30, 2004, Opus International, LLC ("Opus") contributed 350,469 shares of Celtron International, Inc. to Knight Fuller, Inc. ("KFI") in exchange for 100 shares of the Company's Series A Preferred stock, and 350,000 shares of the Company's common stock. The acquisition by Opus of a majority interest of the Company's common stock constituted a change of control. In conjunction with the change of control, the Company and Sutter Holding Company ("SHC"), agreed that SHC would pay in full its debt obligation under the Loan Agreement dated June 24, 2004 of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with those transactions, SHC also settled, in full, the entirety of its Progressive subsidiary's obligations to KFI, including principal plus accrued and unpaid interest in the amount of $43,717, and SHC purchased KFI's option to acquire 100% of Progressive's Nevada office (using a Black Scholes methodology, the option was valued at approximately $43,600), by issuing a total of 14,553 shares of its common stock at a value of $6.00 per share. In addition thereto, the Company issued to KFI 762 shares of common stock for $4,570 in cash. In total, SHC issued 347,373 shares of common stock to the Company for aggregate consideration of $2,084,235. Simultaneously with these transactions, KFI declared a stock dividend on its common stock in which shareholders of KFI and limited partners of KFI Properties, LP immediately prior to the Celtron transaction described above received one share of SHC's common stock for each share of KFI common stock or unit of KFI Properties held as of July 30, 2004. Opus is not entitled to any portion of this dividend. Because SHC's common stock issued in these transactions was unregistered stock, the dividend was issued into escrow pending registration of such shares, and SHC agreed to act as escrow agent until the shares are registered.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Knight Fuller, Inc.'s (the "Company" or "KFI") consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. KFI is a holding company which owns 100% of PayCell, Inc., a company developing a business plan to engage in the business of providing mobile commerce platforms and solutions for a variety of mobile-based merchants and service providers worldwide, concentrating on mobile credit card and check payment applications using cellular telephones.

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

OPERATING EXPENSES
------------------
Costs and expenses amounted to $392,960 for the nine months ended September
30, 2004 compared to $2,313,788 for the corresponding period in the prior year, a decrease of $1,920,818. This decrease was primarily the result of a decline in operating expenses due to the loss of RAM-86's hotel property, and reductions in mortgage loan interest expense.
                                                                             8

NET INCOME OR LOSS
------------------
Net loss amounted to $968,927 for the nine months ended September 30, 2004 compared to net losses of $2,260,393 for the corresponding period in the prior year, a decrease of $1,291,466. Net loss decreased due to the net effect of the loss of RAM-86's hotel property through foreclosure and the related extinguishment of debt in the prior period.

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

     Date: December 7, 2004


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

Date: December 7, 2004

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



Allen Harington
-----------------------
Allen Harington
Chief Executive Officer
Chief Financial officer
                                                                            12

                                                                  Exhibit 32.3

               CERTIFICATION  PURSUANT  TO 18 U.S.C. SECTION 1350
                   AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

    I, Stephen Hallock, certify that:

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

Date: December 7, 2004

Stephen Hallock
-----------------------
Stephen Hallock
Secretary
December 7, 2004
                                                                           13

                                                                 Exhibit 32.4

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Knight Fuller, Inc. on Form 10KSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Stephen Hallock, Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, of the adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Stephen Hallock
-----------------------
Stephen Hallock
Secretary
December 7, 2004

                                                                            14