Form 10KSB
period 2004-12-31
KNIGHT FULLER INC
filed 2005-06-02
CIK 1172939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934



          For the fiscal year ended              Commission File Number
               December 31, 2004                       333-87968
              -------------------                     -----------


                               KNIGHT FULLER, INC.
                             ----------------------
        (exact name of small business issuer as specified in its charter)



        Delaware                                          45-0476087
-----------------------                       ---------------------------------
(State of organization)                       (IRS Employer Identification No.)


    4020 Moorpark Road, Suite 108                                 95117
   ---------------------------------------------------------       -----
          (Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code:    (408) 247-9955
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. [ ]                                                      1
Registrant's revenues for its most recent fiscal year were $44,556. The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2004 could not be calculated, as the registrant's common stock was approved for a non priced quotation on the over-the-counter bulletin board, administered by the NASD, but did not trade until the first quarter of 2005.

There were 1,604,004 shares of common stock outstanding as of March 24, 2005. The present market value of common shares held by non-affiliates is approximately $3,060,825 as of March 24, 2005.


FORWARD LOOKING STATEMENTS

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Through our wholly owned subsidiaries, PayCell, Inc., a California corporation, and CreditPipe (Pty) Ltd., a South African corporation, we are engaged in the business of providing mobile credit card and check payment solutions to merchants, providing them with the means to accept credit card payments through cellular telephones and through the Internet, as well as ready made Internet e-commerce web sites and other web services.

BUSINESS ORGANIZATION AND DEVELOPMENT

Knight Fuller, Inc. (the "Company" or "KFI") was incorporated in April, 2002 to act as a holding company and the parent company of KFI Properties, LP ("KFI Properties"). The Company is the general partner of KFI Properties. KFI Properties was formed in April, 2002 to merge with and into Resources Accrued Mortgage Investors LP - Series 86 ("RAM 86"), with KFI Properties the surviving entity.
                                                                             2
RAM 86 was organized as a Delaware limited partnership on September 25, 1985. In 1986, RAM 86 sold, pursuant to a registration statement filed with the Securities Exchange Commission, 329,994 units of limited partnership interest (the "Units") for gross proceeds aggregating $82,501,000.

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

On September 22, 2003, RAM 86 merged with and into KFI Properties, with KFI Properties the surviving entity (the "Restructuring"). KFI Properties is 93.6% owned by KFI. Of the over 7,000 limited partners in KFI Properties, only 72 elected not to convert to Knight Fuller common stock. KFI Properties has no assets or liabilities, and a final tax return was filed for it for 2003, with all limited partners receiving a final K-1 for the 2003 tax year.

On June 24, 2004, the Company's board of directors unanimously approved of, and the Company entered into, a new Loan Agreement with Sutter Holding, pursuant to which Sutter borrowed an additional $120,000 from KFI, KFI was given the option to convert all or a portion of the Company's debt obligations to KFI into common stock of Sutter, and (iii) under certain circumstances, including a change of control, Sutter was entitled to repay any and all outstanding debt obligations to KFI using Sutter's common stock.

On June 30, 2004, the Company's board of directors unanimously adopted the Certificate of Designation of Rights and Preferences of the Series A Convertible Preferred Stock (the Series A Preferred). Each share of the Series A Preferred is convertible into 500 shares of common stock, and votes on an as-converted basis.

On July 30, 2004, Opus International, LLC contributed 350,469 shares of Celtron International, Inc. to Knight Fuller, Inc. in exchange for 100 shares of the Company's Series A Preferred stock, and 350,000 shares of the Company's common stock. The acquisition by Opus of a majority interest of the Company's common stock constituted a change of control. In conjunction with the change of control, the Company and Sutter Holding Company agreed that Sutter would pay in full its debt obligation under the Loan Agreement dated June 24, 2004 of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with those transactions, Sutter also settled, in full, the entirety of its progressive subsidiary's obligations to KFI, including principal plus accrued and unpaid interest in the amount of $43,717, and Sutter purchased KFI's option to acquire 100% of Progressive's Nevada office (using a Black Scholes methodology, the option was valued at approximately $43,600), by issuing a total of 14,553 shares of its common stock at a value of $6.00 per share. In addition thereto, the Company issued to KFI 762 shares of common stock for $4,570 in cash. In total, Sutter issued 347,373 shares of common stock to the Company for aggregate consideration of $2,084,235. Simultaneously with these transactions, KFI declared a stock dividend on its common stock in which shareholders of KFI and limited partners of KFI Properties, LP immediately prior to the Celtron transaction described above received one share of Sutter's common stock for each share of KFI common stock or unit of KFI Properties held as of July 30, 2004. Opus is not entitled to any portion of this dividend. Because Sutter's common stock issued in these transactions was unregistered stock, the dividend was issued into escrow pending registration of such shares, and Sutter agreed to act as escrow agent until the shares are registered. Sutter currently holds 221,233 shares for distribution to our shareholders.
                                                                              3
Also concurrent with the above transactions, on July 30, 2004, the Company's former officers and directors resigned in favor of officers and directors appointed by Opus International.

In a transaction intended to occur simultaneously with the acquisition by Opus International, Celtron International, Inc., the parent company of PayCell, capitalized Knight Fuller with 100% of the outstanding common stock of PayCell in exchange for 10,000,000 common shares of Knight Fuller, which resulted in Knight Fuller becoming a majority owned subsidiary of Celtron International. PayCell's assets consisted of a license which entitles it to exploit technology owned by Celtron in North, Central and South America, as well as Asia and the Pacific Rim. The technology consists of a mobile commerce solution which allows merchants to process credit card transactions over a cellular telephone, and online credit card processing and check guarantee services.

On October 26, 2004, Chief Executive Officer and Director Bruce A. Brown resigned as officer and director of the company. On October 26, 2004, Allen Harington and Brandon Sandiford were appointed to the board of directors.

On November 1, 2004, the company and PayCell, Inc., entered into a further agreement with Celtron and its operating subsidiary, Orbtech Holdings, to acquire 50% of the outstanding common stock of CreditPipe (Pty) Ltd., and 50% of CreditPipe's interest in a Postillion Switch, software licensed from Mosaic Software, in exchange for the sum of ZAR 5 million (approximately $812,000). The Postillion switch was designed to enable CreditPipe to become its own acquiring house with direct entry into the international banking network to switch and effect financial transactions originating from its customers. As part of the agreement, an amended and expanded license agreement to utilize all of CreditPipe's technology worldwide, with the exception of Africa was entered into on November 1, 2004. This effectively gave PayCell the business of CreditPipe, with the exception of the African continent.

On January 6, 2005, Brandon Sandiford resigned as an officer and director of the company, and was replaced by Ronald Pienaar.

On February 23, 2005, the agreements between Celtron and Knight Fuller dated September 10, 2004, November 1, 2004, and the license agreement dated May 16, 2004 as modified November 1, 2004, were restated and amended, resulting in Knight Fuller's acquisition of 100% of the outstanding common stock of CreditPipe, in exchange for the further sum of $423,000 in cash. The agreement also reduced Celtron's holdings in Knight Fuller common shares from 10 million to 700,000 shares. The restated agreement attributes Knight Fuller's payments to CreditPipe under the former agreements as payment for fees for research and development performed by CreditPipe. On April 19, 2005, in order to complete the separation of Knight Fuller from Celtron, Allen Harrington resigned as officer and director of Knight Fuller. In March 2005, the board of directors passed a new resolution designating the conversion rights of our Class A preferred shares to convert to 100,000 shares for every one preferred share, and an amended certificate of designation was filed with the Delaware Secretary of State. In March 2005, management discovered that, in October 2004, its former CEO, while still in the employe of Knight Fuller, and two of its directors, while still in the employ of CreditPipe, in violation of their contractual obligations, founded a company which offers mobile credit services in competition with PayCell and CreditPipe, using technology which performs the same functions as our technology. Knight Fuller has applied for copyright registration of its technologies, and has instituted a lawsuit against the former officers and directors in federal court, and CreditPipe has instituted a similar lawsuit in South Africa, for injunctive relief, in order to protect our intellectual property, and damages.
                                                                             4
CURRENT BUSINESS

PAYCELL, INC.

PayCell is a corporation formed under the laws of the state of California in 2004, with a business plan to exploit technology owned by CreditPipe (Pty) Ltd. to provide mobile commerce solutions in the United States. PayCell has not yet commenced operations in the United States, and is currently evaluating its plan of operations based upon the competitive atmosphere of mobile commerce in the U.S.

CREDIT PIPE (PTY) LTD.

CreditPipe is a company providing Internet, mobile commerce, e-commerce services and web development services to South Africa. CreditPipe's services cover cellular based services and web services.

CreditPipe offers the following products and services:

MOBILE COMMERCE

MobileCredit

MobileCredit allows a merchant to accept credit card and check transactions by way of a cellular telephone or the Internet. Mobile Credit utilizes Wireless Internet Gateway technology that resides on a cellular telephone SIM card. This eliminates the need for any web-based banking service or Wireless Application Protocol. Users receive immediate transaction settlement in their bank account and confirmation is received in seconds by a short messaging system protocol. Customers are protected from fraud by the Mail Order Telephone Order rule, which gives them the right to dispute a transaction that takes place in the absence of traditional credit card validation. The service is secure, and is available to subscribers at a discounted monthly subscription rate or for non-subscribers who are charged for each transaction.

A merchant may enter the credit card details into their mobile telephone through a variety of methods. Each method provides a menu driven interface for the user to follow to enter the details. MobileCredit supports a cellular telephone point of service device may be used in conjunction with a merchant's mobile telephone to "swipe" a credit card, or the entry of data without such a device, using the keypad of their cellular telephone. MobileCredit also supports mobile point of service devices.
                                                                             5
Once the details have been entered they are transmitted to Creditpipe's processing switch. The acquiring bank then switches the transaction to the issuing bank via whichever mechanism is appropriate to the transaction. Once the authorization has been received, the transaction response is returned to the client. An imprint of the card is taken by the merchant to protect against charge-back queries.

Push Pay

Push Pay technology is a mobile payment interface which allows a customer to make payments to a merchant using the customer's cellular telephone.

CreditNet

Creditnet is the online credit card processing engine provided by Creditpipe to its client base. A client can process credit card transactions, guarantee checks and manage their merchant account and additional terminals, which are additional mobile telephones or an "account" authorized to process credit card transactions.

Check Guarantee Services in partnership with CGS

As a result of Creditpipe's relationship with CGS, Creditpipe is able to offer its user base check guarantee services. A client captures a presented check's details via one of the aforementioned interfaces and the transaction is switched to the check guarantee company, Check Guarantee Services (Pty.), Ltd.
(CGS). CGS screens the transaction details and decides whether to guarantee the face value of the check or to decline the check, in the event of the check being dishonored by the bank.

Verified by Visa and Mastercard Securecode

As a result of changes in the acquiring rules, Creditpipe has begun the process of implementing the Verified by Visa and Mastercard Securecode protocols into the processing procedure.

E-COMMERCE

The company provides the following E-Commerce services.

MySS and CATS

Fully functioning ready made web sites are provided to merchants who need payment processing over the Internet, marketed under the trade names MySS (My Superstore) and CATS (Catalog Store).

A merchant who requires a mobile shopping and payment system may order MySS or CATS system with mobile payment capability, allowing a registered user to receive information on any product specials through SMS messaging and to pay for any item using the company's PushPay gateway. The MySS and CATs platforms can also be used as a product and order management system for merchants with sales teams on the road who require access to stock information.

Internet access, hosting and web development
                                                                             6
The company also provides Internet access and hosting services, as well as custom tailored web application software and systems development.

CreditGateway and shopping cart

CreditGateway and Shopping Cart are online facilities which allow existing website owners to process credit card and check transactions. The model provides for sites with HTML only interfaces to ASP (Active Server Pages) based SSL encrypted secure sites.

COMPETITION

PayCell, Inc., our operating subsidiary, will compete in the United States with many other companies that have superior financial and other resources. There are many other companies in the United States that provide mobile credit processing services. Aircharge, a leading provider of these services, also owns proprietary software used for mobile credit card and check processing, and offers this technology to resellers, essentially enabling any company to go into the mobile commerce business. CreditPipe has no established competition in South Africa.

GOVERNMENT REGULATION

Government regulation has little or no effect on the company's business.

PATENTS

The Company relies primarily on a combination of trademark, copyright, and trade secret laws, employee and third-party non disclosure agreements and other methods to protect its proprietary rights. It has no patents on its technology.

EMPLOYEES

Knight Fuller's employees are Ronald Pienaar, who serves as our Chief Executive Officer and Director, Stephen Hallock, who serves as our Secretary/Director, and we have one clerical worker. The Company also engages the services of other professionals, for legal, bookkeeping and other services, as necessary. CreditPipe employs a small staff in South Africa.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns 100% of the outstanding share capital of PayCell, Inc., which owns 100% of CreditPipe (Pty) Ltd. The Company currently leases office space from an investor on a month to month basis for itself and PayCell, and CreditPipe shares offices with Celtron International, Inc. Our total outlay for rent is $3500 per month, and the facilities are suitable for our use and fully insured. CreditPipe is the owner of proprietary technology MobileCredit, CreditNet, Payment Gateway, MySS, CATS, and Push Pay.

ITEM 3. LEGAL PROCEEDINGS

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II
                                                                             7
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company's common stock has been quoted on the over the counter bulletin board, administered by NASDAQ, since December 2004. As the company's common stock did not begin trading until the first quarter of 2005, there is no historical price information to report. The company's common stock is currently quoted at $5.75 bid by $6.00 ask.

PENNY STOCK STATUS

Our common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

   - Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

   - Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

   - Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

   - The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of outstanding as of December 31, 2004 was 7,057.
                                                                             8
EQUITY COMPENSATION PLAN INFORMATION

In January 2005, the board of directors of the Company approved the Employee/Consultant Stock Compensation Plan (the "Plan"). The Plan was not submitted to shareholders of the Company for approval. The purpose of the Plan is to further the growth of Knight Fuller by allowing the Company to compensate employees and consultants who have provided bona fide services to the Company, though the award of common stock of the Company. The maximum number of shares of common stock that may be issued under the Plan is 500,000 shares.

The board of directors is responsible for the administration of the Plan and has full authority to grant awards under the Plan. Awards may take the form of stock grants, options or warrants to purchase common stock. The board of directors has the authority to determine; (a) the employees and consultants that will receive awards under the Plan, (b) the number of shares, options or warrants to be granted to each employee or consultant, (c) the exercise price, term and vesting periods, if any, in connection with an option grant, and (d) the purchase price and vesting period, if any, in connection with the granting of a warrant to purchase shares of common stock of the Company.

On January 6, 2005, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission which covered the issuance of up to 500,000 shares of common stock under the Plan. As the Plan was enacted in the first quarter of 2005, the Company has not furnished a table summarizing the Company's equity compensation plan information as of December 31, 2004.

To date, 220,000 shares have been issued under the Plan to two consultants and the company's transfer agent in exchange for services performed for the company.

RECENT SALES OF UNREGISTERED SECURITIES

The following securities were issued within the past three years and were not registered under the Securities Act.

On or about July 23, 2004, the company issued 350,000 shares of common stock to Opus International, LLC, in exchange for securities valued at approximately $350,000, in reliance upon Section 4(2) of the Securities Act of 1933, to a sophisticated investor with access to all financial and corporate records.

On or about November 9, 2004, the company issued 10,000,000 shares of common stock to Celtron International, Inc., in exchange for 100% of the outstanding share capital of PayCell, Inc., in reliance upon Section 4(2) of the Securities Act of 1933, to a sophisticated investor with access to all financial and corporate records.

On or about January 24, 2005, the company issued 101,500 to three former officers and directors and one consultant, in exchange for options exercised by the former officers and directors and consultant in July 2003, in reliance upon
Section 4(2) of the Securities Act of 1933, to sophisticated investors with access to all financial and corporate records.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Since inception, we have had minimal revenues from our former real estate operations and the only revenues since real estate operations were discontinued have been from our newly acquired subsidiary, CreditPipe. We have historically experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net income for the year ended December 31, 2004 was $44,556, which cannot be compared to our net income at December 31, 2003 of $112,973, a figure derived from a combination of losses of $3,035,828 from our discontinued real estate operations and a $3,156,487 accounting gain for extinguishment of debt. The comparison of the two periods is, therefore, not meaningful.
                                                                             9
Liquidity and Capital Resources

As of December 31, 2004, our assets consisted of a non-liquid investment in CreditPipe and $315,422 in restricted securities of Celtron International, Inc. We also have 221,233 shares held in trust with Sutter Holdings, Inc., as trustee, for registration and dividend distribution to our shareholders. Our cash needs are currently being provided by our principal shareholders and we anticipate that our principal shareholders will continue to fund our cash needs during the next twelve months. We have material commitments to Orbtech in the amount of $440,309, pursuant to the amended and restated acquisition agreement, which our principal shareholders have committed to fund. Due to our lack of cash and current liabilities, and the discontinued real estate operations, management believes a comparison of the period ended December 31, 2004 and the period ended December 31, 2003 would not be meaningful.

Plan of Operations

The company has a history of losses and depends upon its principal shareholders for capital contributions. There can be no assurance that the company will be able to fund its operations without contributions from principal shareholders.

The company plans to continue its CreditPipe operations in South Africa, and to perform a feasibility study on expansion of mobile credit operations to the United States with PayCell. This feasibility study will be done by current personnel at a minimal cost to the company. Depending on the results of the feasibility study; the company may seek an acquisition or other business opportunity for PayCell.

The company anticipates only minimal research and development costs over the next twelve months. The company expects that CreditPipe will generate enough revenue to contribute to its expenses by the second quarter of 2005, and will generate sufficient revenue by the first quarter of 2006 to maintain its operations without further contributions from principals. For the next 12 months, the company intends to continue to rely upon borrowing from its principal shareholders for its cash needs, and does not currently intend to raise capital by way of a debt or equity offering. The company will fund any acquisitions with restricted stock and may use the remainder of the registered stock under its 2005 Employee/Consultant Stock Compensation plan to finance employee and/or outside labor.

ITEM 7. FINANCIAL STATEMENTS

The financial statements called for in Item 7 are set forth in Item 13 of this annual report, and are hereby incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 28, 2005, the registrant's independent accountant, Stark Winter Schenkein & Co., LLP, 7535 East Hampden Avenue, Suite 109, Denver, Colorado 80231, resigned, without issuing a report on the Registrant's financial statements. The decision to change accountants was approved by the registrant's board of directors. The report on the Registrant's financial statements for the year ended December 31, 2003 was issued by the Registrant's former accountant, Imowitz and Koenig, and did not contain an adverse opinion or disclaimer of opinion, or modification as to uncertainty, audit scope, or accounting principles, except that the report on the fiscal year ended December 31, 2003 contained a going concern qualification.

There were no disagreements with Stark Winter Schenkein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stark Winter Schenkein, would have caused it to make reference to the subject matter of the disagreements in connection with their report, except that there was a disagreement with Stark Winter Schenkein with regard to an October 1, 2003 loan in the original principal amount of $1 million that the Registrant made to Sutter Holding Company, a reporting company affiliated with the Registrant by virtue of the fact that the former officers of the Registrant were also officers of Sutter, and Sutter held approximately 39% of the Registrant's outstanding common stock as of December 31, 2003. The terms of the loan and related party issues were disclosed in the Registrant's report on Form 10KSB for the year ended December 31, 2003, audited by Imowitz and Koenig, Further increases in the principal amount of the loan to $1,666,666 through December 31, 2003, and an impairment charge of $833,000 on the loan at December 31, 2003, were also disclosed in the Registrant's report on Form 10KSB for the year ended December 31, 2003.

Stark Winter Schenkein contends that the loan appears to have violated Section 402 of the Sarbanes Oxley Act, which makes it unlawful for any issuer, directly or indirectly, including through any subsidiary, to extend or maintain credit, to arrange for the extension of credit, or to renew an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof) of that issuer.

The Registrant contends that its management and control changed on July 30, 2004, and that the Registrant received a full review by the NASD prior to being approved for trading on the over-the-counter bulletin board in December 2004, during which no violation was cited. The Registrant is conducting a full investigation of the matter, and will take appropriate action to rescind the loan and its settlement if it is determined that a violation of Section 402 has, in fact, occurred.
                                                                             10
On May 9, 2005, our former accountant, Cordovano and Honeck, was reappointed.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The members of the Board of Directors of Knight Fuller serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of Knight Fuller are:

Name                            Age                    Position
---------------                -----            -----------------------
Ronald Pienaar                  43              President, Director

Stephen Hallock                 22              Secretary, CFO, Director

Stephen Hallock. Mr. Hallock has served as our Secretary and Director of the company since July 30, 2004, and temporarily served as our Chief Executive Officer in 2004. Since May 2005, he has served as our Chief Financial Officer. Since 2001, he has been the Managing Director of Opus International, LLC, managing over $35 million in assets. From 1998 through 2001, he served as a portfolio manager for Suprafin, Inc., working extensively with financial derivatives and in the mobile commerce and bioteech industries. Mr. Hallock holds a B.S. in Finance from the Robert H. Smith School of Business.

Ronald Pienaar. Mr. Pienaar has been a director since 2003. Since January 2005, he has also served as President. In 1994, Mr. Pienaar was appointed as Vice President Marketing for Johnson Harvey International, a management consultancy group focuses in the mining industry. During 1995 he was recruited by Oracle Corporation where he headed the Business Consulting and Change Management division as Practice director for the ECE-MEA region (East Central Europe, Middle East and Africa). He was on the Oracle Global Business Consulting Committee of 5 and a managing member of the Oracle Global Change Management Board. He was instrumental in the design and development of an organizational change management assessment tool and methodology in conjunction with Stanford University in California during 1997. He was responsible for global projects such as the Continental Grain Company based out of Geneva and operating across the globe, the pharmaceutical e-business solution implemented for government in the Ukraine, Hungarian Railways systems implementation, Edgars, Bateman Group and the Sanlam HR system development, to mention a few.

In May of 1998 Mr. Pienaar established Ornet Solutions as a subsidiary of MB Technologies Limited and was the major shareholder until the group acquired the company in 2001. Having identified the opportunities for information technology and more particularly mobile technology during his management consulting, he established Mine Worx International in October 2000 to take advantage of the emerging mobile technologies market.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes compensation information for the last three fiscal years for (i) the Company's Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of the fiscal year (collectively, the "Named Executive Officers").
                                                                             11

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                         Long Term Compensation

                                 Annual Compensation            Securities
                             -----------------------    -------------------------
                                                        Restricted     Underlying
                              Fiscal  Salary   Bonus    Stock Awards   Options
Name and Principal Position   Year      ($)     ($)       ($)(1)        (#)
---------------------------  ------  --------  -----    ----------     ----------
Ronald Pienaar, President     2004       0       0          0            0
Stephen Hallock, Secretary    2004       0       0          0            0
Robert E. Dixon, CEO          2003       0       0          0            33,000
William G. Knuff, CFO         2003       0       0          0            33,000
Robert E. Dixon, CEO          2002       0       0          0            0
William G. Knuff, CFO         2002       0       0          0            0

The following table sets forth certain information concerning grants of stock options made during the fiscal year ended December 31, 2004, to the named executive officers.


     Option Grants in Last Fiscal Year
------------------------------------------------------------------------------
     Number of
     Securities     Percent of      Exercise
     Underlying     Total Options   Price                       Grant Date
     Options        Granted to      Per Share     Expiration    Value
     Name           Employees       ($)           Date             ($)
------------------------------------------------------------------------------
Robert E. Dixon          50%        $6.00        10/3/2013      $84,727
William G. Knuff, III    50%        $6.00        10/3/2013      $84,727




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of , by: (i) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company's Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address               Number of Shares          Percentage Owned
-------------------------      ----------------          ----------------

Opus International, LLC(1)          240,000                    12.6%
12753 Mulholland Drive
Beverly Hills, CA 90210

Allen Harington(2)                        0                        0%
Alanda Family Trust
563 Old Pretoria Road
Midrand, South Africa

Stephen Hallock(3)                  240,000                     12.6%
12753 Mulholland Drive
Beverly Hills, CA  90210

Celtron International, Inc.(3)      700,000
563 Old Pretoria Road
Midrand, South Africa

Officers and
Directors as a Group                240,000                     12.6%
-----------
(1) Opus International, LLC is also the beneficial owner of 87 of our 100 convertible preferred shares, and is the beneficial owner of the 9,000,000 shares of Celtron International, Inc. which are owned by Buytron, Inc.
(2) Alanda Family Trust is a beneficial owner of 7 of our 100 convertible preferred shares, and is the beneficial owner of 9,000,000 shares of Celtron International, Inc. which are owned by Buytron, Inc.
(3) Stephen Hallock is a beneficial owner of Opus International; LLC, and its managing member.
                                                                             12
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective September 22, 2003, the restructuring of RAM 86 into KFI Properties, L.P., a limited partnership controlled by KFI, was consummated. As disclosed in the Registration Statement on Form S-4 with the Securities and Exchange Commission and as a result of the Restructuring, each unit of limited partner-ship interest was converted into one share of KFI common stock except in cases where limited partners elected to receive units in KFI Properties, L.P. on the same 1:1 conversion ratio basis.

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

On October 1, 2003, KFI loaned $1 million in the form of an unsecured promissory note (the "Note") to Sutter. The Note bears interest at 8% per annum. Interest is payable monthly commencing on December 6, 2003. The Note is payable on demand and therefore has no maturity date. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000. Interest income earned through December 31, 2003 was $27,770.

In October, 2003, KFI's officers voluntarily elected to defer all forms of compensation until such time as a suitable operating business, joint venture, or asset is acquired, although each of KFI's co-chief executive officers received a grant of 33,000 options to purchase common stock of KFI at $6.00 per.

In March, 2004, KFI entered into a joint venture agreement (the "Joint Venture") with Progressive Lending, LLC ("Progressive"), a mortgage banking company wholly owned by Sutter. KFI agreed to contribute $80,000 to the Joint Venture, and Progressive agreed to contribute furniture, computers, other office equipment, and personnel, to open a mortgage banking office in Las Vegas, Nevada. KFI and Progressive will each participate in 50% of the profits and losses of the Joint Venture. In addition, KFI has an option to acquire 100% of the Joint Venture by issuing 100,000 shares of KFI common stock to Progressive. See Exhibit 1 for more detail regarding the Joint Venture.

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

In March, 2004, KFI modified the Promissory Note due from Sutter to increase the face value of the Note to $1,757,107 and to allow SUTTER to defer monthly payments for up to one year. In any month in which SUTTER elects to defer making a cash payment, the interest rate increases to 12% for that month. The entire principal balance of the Note and any deferred interest accrued is due and on April 6, 2005.

On June 24, 2004, the Company's board of directors unanimously approved of, and the Company entered into, a new Loan Agreement with Sutter Holding, pursuant to which Sutter borrowed an additional $120,000 from KFI, KFI was given the option to convert all or a portion of the Company's debt obligations to KFI into common stock of Sutter, and (iii) under certain circumstances, including a change of control, Sutter was entitled to repay any and all outstanding debt obligations to KFI using Sutter's common stock.

On July 30, 2004, Opus International, LLC contributed 350,469 shares of Celtron International, Inc. to Knight Fuller, Inc. in exchange for 100 shares of the Company's Series A Preferred stock, and 350,000 shares of the Company's common stock. The acquisition by Opus of a majority interest of the Company's common stock constituted a change of control. In conjunction with the change of control, the Company and Sutter Holding Company agreed that Sutter would pay in full its debt obligation under the Loan Agreement dated June 24, 2004 of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with those transactions, Sutter also settled, in full, the entirety of its progressive subsidiary's obligations to KFI, including principal plus accrued and unpaid interest in the amount of $43,717, and Sutter purchased KFI's option to acquire 100% of Progressive's Nevada office (using a Black Scholes methodology, the option was valued at approximately $43,600), by issuing a total of 14,553 shares of its common stock at a value of $6.00 per share. In addition thereto, the Company issued to KFI 762 shares of common stock for $4,570 in cash. In total, Sutter issued 347,373 shares of common stock to the Company for aggregate consideration of $2,084,235. Simultaneously with these transactions, KFI declared a stock dividend on its common stock in which shareholders of KFI and limited partners of KFI Properties, LP immediately prior to the Celtron transaction described above received one share of Sutter's common stock for each share of KFI common stock or unit of KFI Properties held as of July 30, 2004. Opus is not entitled to any portion of this dividend. Because Sutter's common stock issued in these transactions was unregistered stock, the dividend was issued into escrow pending registration of such shares, and Sutter agreed to act as escrow agent until the shares are registered. Sutter currently holds 221,233 shares for distribution to our shareholders.
                                                                             13
In a transaction intended to occur simultaneously with the acquisition by Opus International, Celtron International, Inc., the parent company of PayCell, capitalized Knight Fuller with 100% of the outstanding common stock of PayCell in exchange for 10,000,000 common shares of Knight Fuller, which resulted in Knight Fuller becoming a majority owned subsidiary of Celtron International. PayCell's assets consisted of a license which entitles it to exploit technology owned by Celtron in North, Central and South America, as well as Asia and the Pacific Rim. The technology consists of a mobile commerce solution which allows merchants to process credit card transactions over a cellular telephone, and online credit card processing and check guarantee services.

On November 1, 2004, the company and its subsidiary, PayCell, Inc., entered into an agreement with its parent company, Celtron International, Inc., Celtron's subsidiary, Orbtech Holdings, Ltd., and Orbtech's subsidiary, CreditPipe (Pty) Ltd., to acquire 50% of CreditPipe's Postillion Financial Switch, and 50% of the common stock of CreditPipe, with an option to purchase up to an additional 10% of CreditPipe. As part of the transaction, Celtron sublicensed to PayCell, all of its mobile credit, mobile e-commerce and cellular credit card and check payment technology for PayCell's use worldwide, with the exception of the African continent.

On November 1, 2004, the company and PayCell, Inc., entered into a further agreement with Celtron the company and its operating subsidiary, Orbtech Holdings, to acquire 50% of the outstanding common stock of CreditPipe (Pty) Ltd., and 50% of CreditPipe's interest in a Postillion Switch, software licensed from Mosaic Software, in exchange for the sum of ZAR 5 million (approximately $812,000).

On or about January 24, 2005, the company issued 101,500 to former officers and directors Robert A. Dixon, William Knuff, and R. Collins and consultant Jason Moore, in exchange for options exercised by the former officers and directors and consultant in July 2003, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated investors with access to all financial and corporate records.

On February 23, 2005, the agreements between Celtron and Knight Fuller dated September 10, 2004, November 1, 2004, and the license agreement dated May 16, 2004 as modified November 1, 2004, were restated and amended, resulting in Knight Fuller's acquisition of 100% of the outstanding common stock of CreditPipe, in exchange for the further sum of $423,000 in cash. The agreement also reduced Celtron's holdings in Knight Fuller common shares from 10 million to 700,000 shares. The restated agreement attributes Knight Fuller's payments to CreditPipe under the former agreements as payment for fees for research and development performed by CreditPipe.
                                                                             14
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following financial statements are filed as part of this report under
Item 7:

Report of Independent Auditor
Balance Sheet
Statement of Operations
Statement of Cash Flows
Statement of Changes in Stockholder's Equity
Notes to Financial Statements

The Exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

Reports on Form 8-K

The Company filed the following reports on Form 8-K, which are hereby incorporated herein by reference:

August 13, 2004
September 15, 2004
September 24, 2004
November 10 2004
January 25, 2005
March 7, 2005

(b) The following exhibits are filed herewith or incorporated by reference to exhibits previously filed:

2.1   Form of merger agreement (i)
3.1   Certificate of incorporation (i)
3.2   Bylaws of the company (i)
3.3   Amended and restated certificate of limited partnership (ii)
3.4   Amended and restated partnership agreement dated Jan. 28, 1986 (ii)
3.5   Amended and restated partnership agreement dated Sept. 25, 1985 (ii)
3.6   Amendment to partnership agreement dated March 10, 1986 (ii)
3.7   Amendment to partnership agreement dated April 1, 1988 (ii)
3.8   Amendment to partnership agreement dated Jan. 23, 1989 (ii)
3.9   Amendment to partnership agreement dated July 31, 1991 (ii)
3.10  Agreement of limited partnership agreement of KFI Properties (i)
3.11  Certificate of limited partnership of KFI Properties (i)
3.12  Certificate of amendment to certificate of incorporation (iii)
4.1   Form of common certificate (iii)
4.2   Form of preferred stock certificate (iii)
4.3   Certificate of Designation of Rights and Preferences of the Series
      A Convertible Preferred Stock (iii)
4.4   Registration Rights Agreement (iii)
4.5   Voting Rights Agreement (iii)
5.1   Opinion of Smith, Katzenstein & Furlow regarding the legality of issuance of securities (i)
5.2 Opinion of Smith, Katzenstein & Furlow regarding the legality of the limited partnership interests in KFI Properties, L.P.
8.1   Opinion of Derenthal & Dannhauser regarding tax matters (i)
8.2 Opinion of Derenthal & Dannhauser regarding certain income tax consequences of the Restructuring (i)
10.1  Form of indemnification agreement between the registrant and officers and directors (i)
10.2  Mortgage Services Agreement between Registrant and the
      Administrative General Partner (ii)
10.3  Agreement among the Administrative General Partner, the
      Administrative General Partner and Integrated Resources, Inc. (ii)
10.4  Agreement dated as of March 1, 1986 among Registrant, the
      Administrative General Partner, the Investment General Partner and Rosenberg and Rosenberg, P.C. (ii)
10.5  Amendment to Agreement dated as of June 20, 1990 among
      Registrant, the Administrative General Partner, the Investment
      General Partner and Rosenberg and Rosenberg, P.C. (incorporated by reference to Exhibit 10(D) to RAM-86 's Annual Report on Form 10-K
      for the fiscal year ended December 31, 1990).
10.6  Note dated June 29, 1988 between Southern Inns Associates
      Limited Partnership and Registrant (incorporated by reference to
      Exhibit 10(a) to RAM-86 's Current Report on Form 8-K dated June
      30, 1988).
10.7  Deed of Trust, Assignment of Rents, Security Agreement and
      Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b) to
      RAM-86 's Current Report on Form 8-K dated June 30, 1988).
10.8  Mortgage, Assignment of Rents, Security Agreement and Fixture
      Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(c) to RAM-86 's
                                                                             15
      Current Report on Form 8-K dated June 30, 1988).
10.9  Deed of Trust, Assignment of Rents, Security Agreement and
      Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(d) to
      RAM-86 's Current Report on Form 8-K dated June 30, 1988).
10.10 Agreement And Plan Of Merger Merging Resources Accrued Mortgage
      Investors L.P.-Series 86 Into KFI Properties, L.P. (i)
10.11 Agreement Among Partners (i)
10.12 Employment Agreement of Robert E. Dixon (iv)
10.13 Employment Agreement of William G. Knuff (iv)
10.14 Agreement between Knight Fuller, Inc. and Opus International, LLC
      Dated July 23, 2004 (iii)
10.15 Agreement between Knight Fuller, Inc. Celtron International, Inc.
      and PayCell, Inc. dated September 10, 2004 (incorporated by reference to Current Report on Form 8-K, dated September 15, 2004)
10.14 Acquisition agreement between Knight Fuller, Inc. and PayCell, Inc.
      and Celtron International, Inc., Orbtech Holdings Ltd. and
      CreditPipe (Pty) Ltd., dated November 1, 2004 (incorporated by reference to Current Report on Form 8-K, filed November 10, 2004)
10.15 Amended and Restated Acquisition agreement between Knight Fuller, PayCell, and Celtron International, Inc., CreditPipe (Pty) Ltd., dated November 1, 2004 (incorporated by reference to Current Report on Form 8-K, filed March 18, 2005)
14    Code of Ethics (iv)
16.1 Letter from Imowitz Koenig on change in certifying accountant, dated September 24, 2004 (incorporated by reference to Current Report on
      Form 8-K, filed September 24, 2004)
16.2 Letter from Cordovano & Honeck on change in certifying accountant (incorporated by reference to Current Report on Form 8-K, filed
      March 7, 2005
23.1  Consent of Katzenstein & Furlow, LLP (i)
23.10 Consent of Derenthal & Dannhauser (i)
23.11 Consent of Imowitz Koenig & Co., LLP (i)
24.1  Power of Attorney (i)
31.1  Rule 13a-14(a)/15d-14(a) certification
31.2  Rule 13a-14(a)/15d-14(a) certification
32.1  Section 1350 certification
32.2  Section 1350 certification
99.1  Form of Consent Solicitation (i)
-------------
(i) Registration Statement on Form S-4 of Knight Fuller, Inc. filed May 9, 2002 (SEC File No. 333-87968), as amended
(ii) Registration Statement of Accrued Mortgage Investors L.P.- Series 86 on Form S-11, filed January 28, 1986 (SEC File No. 33-00836)
(iii) Registration Statement on Form 8-A12g, filed September 24, 2004

                                                                             16
                              KNIGHT FULLER, INC.
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 and 2003

                                     INDEX




                                                                          Page
                                                                         ------

Independent Auditors' Report.............................................. F-1

Balance Sheets as of December 31, 2004 and 2003........................... F-2

Statements of Operations for the Years Ended
December 31, 2004 and 2003................................................ F-3

Statements of Shareholders' or Partners' Equity for the Years Ended
December 31, 2004 and 2003................................................ F-4

Statements of Cash Flows for the Years Ended
December 31, 2004 and 2003................................................ F-5

Notes to Consolidated Financial Statements................................ F-6

Report of Independent Registered Public Accounting Firm


Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders of
Knight Fuller, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Knight Fuller, Inc. (A Delaware corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knight Fuller, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from this outcome.

The management of the Company has launched an investigation into whether certain transactions have violated Section 402 of the Sarbanes Oxley Act, which makes it unlawful an issuer to extend personal loans to directors or executive officers (see Note 8).

/s/ Cordovano and Honeck
------------------------
Cordovano and Honeck LLP
Denver, Colorado
May 28, 2005


                              KNIGHT FULLER, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2004

                                     ASSETS

Current Assets
   Cash and cash equivalents                            $   5,797
   Receivables:
      Trade                                                25,522
Other                                                       3,897
   Other current assets                                    12,600
                                                          ---------
       Total Current Assets                                47,816

Marketable securities - related parties                   315,422
Property and equipment, net of accumulated depreciation    16,420

Intangible assets:
   Software, net of accumulated
    amortization of $10,803                               202,808
                                                          ---------
Total Assets                                            $ 582,466
                                                          =========
                       Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable and accrued liabilities             $ 162,499
                                                          ---------
     Total Current Liabilities                          $ 162,499
                                                          ---------
Non-Current Liabilities
Due to related parties                                    440,309
Deferred income                                             7,952
                                                          ---------
Total Non-Current Liabilities                             448,261
                                                          ---------
Total Liabilities                                         610,760
                                                          ---------
Shareholders' Equity
Common stock, $.0001 par value:
Authorized - 100,000,000 shares
Issued and outstanding - 10,675,233 shares                  1,068
Preferred stock, Series A convertible, $.0001 par value:

Authorized - 100 shares
Issued and outstanding - 100 shares                            -0-
Additional paid in capital                              1,120,251
Accumulated deficit                                    (1,247,592)
Accumulated other comprehensive income                     97,979
                                                          ---------
Total Shareholders'  Equity                               (28,294)
                                                          ---------
Total Liabilities & Shareholders' Equity                $ 582,466
                                                          =========
F-2
                  See accompanying notes to financial statements
                                                                             17


                              KNIGHT FULLER, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Year Ended
                                                       December 31,
                                                   2004          2003
                                                ---------     ----------

Net Sales and Gross Revenues
   Net Sales                                  $  44,556       $       -
Operating Income - real estate                        -          53,385
Dividend income                                     227             986
Other income                                     92,956          37,956
Short-term investment interest                        -          42,289
                                                ---------     ----------
      Total  Net Sales and Gross Revenues       137,739         134,616
                                                ---------     ----------
Costs and Expenses
Cost of sales                                     7,737               -
General and administrative expenses             148,389         208,939
Operating expenses - real estate                      -          12,001
Mortgage loan interest expense                        -          16,504
Loss on foreclosure of property                       -       2,100,000
Impairment losses:
Acquisition of subsidiary                       154,815
Non marketable securities                       132,740
Note receivable                                 973,146         833,000
                                                ---------     ----------
      Total Costs and Expenses                1,416,827       3,170,444
                                                ---------     ----------
Operating Loss Before Extraordinary Item     (1,279,088)     (3,035,828)
Gain on Extinguishment of Debt                        -       3,156,487
                                                ---------     ----------
Net Income (Loss) Before Minority Interest   (1,279,088)        120,659
Minority Interest                               135,817          (7,686)
                                                ---------     ----------
Net Income (Loss)                           $ (1,143,271)      $ 112,973
                                             =============   ============

Basic and Diluted Weighted Average Shares      3,589,955         325,233
                                             =============   ============
Basic and Diluted Earnings per Share
 Before Extraordinary Item                         (0.32)          (9.36)
                                             =============   ============

Basic and Diluted Earnings per Share
 After Extraordinary Item                          (0.32)          0.35
                                             =============   ============
F-3

                  See accompanying notes to financial statements
                                                                             18

                                           KNIGHT FULLER, INC.
                                   CONSOLIDATED STATEMENTS OF CHANGES
                                  IN SHAREHOLDERS' OR PARTNERS' EQUITY


                                              Partners' Equity                                 Shareholders' Equity
                                           -----------------------    --------------------------------------------------
                                             General      Limited                 Common      Paid-in     Retained
                                   Units     Partners     Partners     Shares     Stock       Capital     Earnings  Total
                                ---------------------   ----------  -------------------   ---------  ----------- --------
Balance, January 1, 2002          330,004    $123,005   $2,339,351         -   $    -    $      -     $     -    2,462,356

Partners' share of net income           -     (65,984)  (1,253,689)        -        -           -           -   (1,319,673)
                                ---------------------   ----------  --------------------  ---------   ---------- ----------
Balance, December 31, 2002        330,004      57,021    1,085,662         -        -           -           -    1,142,683

Partners' share of net income           -       5,649      107,324         -        -           -           -      112,973

Conversion of partnership        (330,004)    (62,670)  (1,192,986)  325,233       33     928,528           -     (327,095)

Net income                              -           -            -         -        -           -      112,973     112,973
                                  ---------------------  ---------- --------------------  ---------  -----------  ----------

Balance, December 31, 2003              -     $     -   $        -   325,233   $   33     $928,528    $112,973   1,041,534
                                  =====================   ==========  ==================  =========   ========== ==========


                          Common Stock      Preferred Stock   Additional Retained  Other Comp-  Total Stock-
                         Shares  Par Value  Shares  Par Value Paid-In    Earnings  rehensive     holders'
                                 .0001              .0001     Capital   (Deficit)  Income (Loss) Equity
                      ----------  -----   -----   -------  ---------   ---------  ------------  -----------
Balances
December 31,
2003                    325,233     33       -0-      -0-     928,528      112,973         -0-      1,041,534
                     ----------   -----    -----    -------  ---------   ---------   ------------  -----------
Issuance of
common stock
to related
 party                  350,000     35      100       -0-     192,723                                 192,758

Dividends paid                                                             (75,684)                   (75,684)

Retained earnings of subsidiary
 acquired during the year                                                  141,610                    141,610

Net loss for the year ended
  December 31, 2004                                                     (1,143,271)                (1,143,271)

Other Comprehensive Income:
Unrealized gain on marketable securities                                              122,664         122,664
Currency translation adjustment                                                       (24,685)        (24,685)

Issuance of common stock
 for acquisition of
 Paycell, Inc. from
 Celtron
 International,
 Inc.                10,000,000  1,000                         (1,000)

Total comprehensive
 income (loss)
 for the year ended
 December 31, 2004

Balances
- December 31,        -----------------     -------------   ---------   ----------    -------        --------
  2004                10,675,233  1,068     100       -0-   1,120,251   (1,247,592)    97,979         (28,294)
                      -----------------     -------------   ---------   ----------    -------        --------

F-4                           See accompanying notes to financial statements
                                                               19
                              KNIGHT FULLER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                     For the Years
                                                     Ended December 31,
                                                     2004          2003
                                                  -----------  ------------
Operating Activities
Net income (loss) from operations               $(1,143,271)   $  112,973
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Gain on extinguishment of debt                            -    (3,156,487)
Loss on foreclosure of property                           -     2,100,000
Provision for impairment                          1,260,701       833,000
Minority interest                                  (135,817)        7,686
Changes in other assets and liabilities:
Receivables                                         60,847             -
Accounts payable and accrued expenses              (50,218)       (89,411)
Other                                                 (456)       (36,559)
                                                  -----------  ------------
Net Cash Used in Operating Activities               (8,214)      (228,798)
                                                  -----------  ------------
Investing Activities
Issuance of notes receivable                      (304,000)    (1,666,000)
Investment in joint venture                        (40,000)
                                                  -----------  ------------
Net Cash Used in Investing Activities             (344,000)    (1,666,000)
                                                  -----------  ------------
Net Decrease in Cash and Cash Equivalents         (352,214)    (1,894,798)
Cash and cash equivalents - Beginning of Year      358,011      2,252,809
                                                  -----------  ------------
Cash and cash equivalents - End of Year              5,797        358,011
                                                  =========== ============
Supplemental Disclosure of Cash Flow Information:
Interest paid                                     $     -0-   $        -0-
                                                  =========== ============
Income taxes paid                                 $     -0-   $        -0-
                                                  =========== ============
F-5

                 See accompanying notes to financial statements
                                                                             20


                              KNIGHT FULLER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2004


Note 1: Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

When we refer to "we," "our," or "us" in this document, we mean the corporation (Knight Fuller, Inc.) as well as all of our consolidated subsidiaries.

Knight Fuller, Inc.(the "Company" or "KFI") was incorporated in April, 2002 to act as a holding company and the parent company of KFI Properties, LP ("KFI Properties"). The Company was the general partner of KFI Properties. KFI Properties was formed in April, 2002 to merge with and into Resources Accrued
Mortgage Investors LP   Series 86 ("RAM 86").

RAM 86 was organized as a Delaware limited partnership on September 25, 1985. In 1986, RAM 86 sold, pursuant to a registration statement filed with the Securities Exchange Commission, 329,994 units of limited partnership interest (the "Unit") for gross proceeds aggregating $82,501,000.

The principal business of RAM 86 was to invest primarily in "zero coupon" first and junior mortgage loans on properties owned or acquired principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of Integrated Resources, Inc., the original owner of one of its General Partners. This mortgage loans generally had original terms of approximately twelve years (with a right to prepay with payment of a prepayment penalty between the eight and ninth years and without penalty beginning in the tenth year) with all interest and principal due and payable at the maturity of the mortgage loan. As of February, 2003, all of RAM 86's mortgages and properties had either been repaid, sold, or lost to foreclosure, and its sole assets was cash. On September 22, 2003, RAM 86 merged with and into KFI Properties ("the Restructuring"), with KFI Properties the surviving entity. KFI Properties is 93.6% owned by KFI.

Due to the Restructuring, KFI and KFI Properties L.P. owned all of the assets formerly belonging to RAM 86. At the time of the consummation of the Restructuring, RAM 86 did not own any real estate assets. RAM 86 held fee title to the Richmond Comfort Inn, which it acquired upon the foreclosure of one of its original mortgage loans. The land, building and improvements were pledged to collateralize the mortgage loan payable. On February 18, 2003, RAM 86's hotel property was lost through foreclosure. At the date of foreclosure, the property had a book value of $2,100,000. Accordingly, RAM 86 recorded a loss of $2,100,000 on disposal of property.

On July 23, 2004, KFI entered into an acquisition agreement with Opus International LLC, whereby KFI agreed to exchange 100 shares of its preferred stock and 350,000 shares of its voting common stock for 350,469 shares of Celtron International, Inc. ("CII"). As a result of this transaction, control of KFI was transferred to Opus International LLC. Simultaneously, we agreed to accept 347,373 shares of the common stock of an affiliate, Sutter Holding Corp. ("SHC), in exchange for notes receivable from SHC totaling $2,035,948 including accrued but unpaid interest receivable, a receivable from SHC's subsidiary totaling $40,000 plus accrued interest of $3,717 and cash totaling $4,570.


Principles of Consolidation

The accompanying consolidated financial statements reflect the accounts of the Company consolidated with its controlled subsidiary. All significant inter company transactions and balances have been eliminated.

Use of Estimates

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

Cash and Cash Equivalents

 For the purpose of the statements of cash flows, the Company considers all short-term investments, which have original maturities of three months or less at time of purchase to be cash equivalents.

Foreign Currency

Substantially all of our foreign subsidiaries use the local currency (the "Rand") as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income (loss).

Marketable Securities

Marketable securities, consisting of equity securities, are accounted for at fair value under the provisions of Statement of Financial Accounting Standards No. 115.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to six years. Repairs and maintenance were charged to operations as incurred.

Intangible Assets

Intangible assets are amortized using the straight-line method over periods ranging from three to seven years.


Valuation of Long-Lived Assets

We evaluate the recoverability of our long-lived assets under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (" SFAS 144"). SFAS 144 requires management to review for impairment of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Impairment evaluations involve
management estimates of asset useful lives and future cash flows.   When such
an event occurs, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized.

We assess the impairment in value to our long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. We record an impairment loss for the difference between the estimated fair value of the asset and its carrying amount. Significant factors, which would trigger an impairment review, include the following:

- significant negative industry trends;
- significant changes in technology;
- significant underutilization of the asset; and
- significant changes in how the asset is used or is planned to be used.

Write-down for Impairment

The Company provides write-downs for impairment based upon a periodic review of the assets, including promissory notes, in its portfolio. Assets are carried at the lower of depreciated cost or estimated fair value. In performing this review, management considered the estimated fair value of the assets based upon the undiscounted future cash flows, as well as other factors, including the prospects for the repayment of receivables. During the year ended December 31, 2003 management decided there was significant uncertainty relating to the probability of repayment of the promissory note receivable from SHC, and accordingly discounted the estimated fair value of the note by 50%. During the year ended December 31, 2004 management further discounted the estimated fair value of the note and, as of December 31, 2004, the entire note has been written off. Because the determination of estimated fair value is based upon projections of future economic events, which are inherently subjective, the amount ultimately realized at disposition may differ materially from the carrying value at each year-end.

Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue Recognition

We recognize revenue for (1) services, when the services are rendered; and (2) manufacturing and selling activities, at the time of sale. We do not recognize revenue until (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collection is reasonably assured. Our monthly billings for our services are presented in advance of rendering the related services. Deferred revenue consists of these billings in advance and are recognized in the month that the services are rendered.

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base and the relatively minor balances of each individual account. At December 31, 2004, the fair value of the Company's financial instruments approximate their carrying value based on their terms and interest rates.

Comprehensive Income

The Company's comprehensive income, as defined in Financial Accounting Standards Board Statement No. 130, consists of translation gains and losses from foreign subsidiaries and unrealized gains on marketable securities. Accumulated other comprehensive income is comprised of the accumulated net gains and losses on translation, and unrealized gains.

Sales and Marketing Costs

Sales and marketing costs include the costs to acquire advertising and other general selling and promotion costs. We expense the cost of advertising and promotion as its services are incurred. Such costs, which are included in selling expenses, totaled approximately $15,208 for the year ended December 31, 2004.

Earnings (Loss) per Common Share

Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.





New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective on January 1, 2006.

Note 2: Related Party Transactions

Prior to the change in control of management, as discussed in Note 1, the Company's officers and directors at that time were also officers and directors or control persons of other entities, including SHC, and Sutter Capital Management, LLC. SHC was the largest shareholder of the Company, with approximately 39% of the Company's outstanding shares owned by SHC.

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

Through January 16, 2003, RAM Funding, Inc., the investment general partner, Resources Capital Corp., the administrative general partner, and Presidio AGP Corp., the associate general partner (collectively the "Former General Partners"), were ultimately controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. On January 17, 2003, Presidio Capital Investment Company, LLC ("Presidio"), the sole shareholder of RAM Funding, Inc., sold all of the issued and outstanding shares of RAM Funding, Inc. to KFI. As part of this transaction, RAM Funding, Inc. entered into an agreement with Resources Capital Corp. and Presidio AGP Corp., pursuant to which RAM Funding, Inc. was delegated the exclusive right to act on behalf of RAM 86 solely in connection with the Restructuring. Upon consummation of the Restructuring on September 22, 2003, the Former General Partners resigned and the remaining 4.9% General Partners' interest in distributions of RAM 86, held by General Partners other than RAM Funding, Inc., were converted to 16,170 units of KFI Properties L.P. RAM Funding, Inc. 's 0.1% General Partner interest that was converted to common stock of KFI.

The Former General Partners of RAM 86 collectively were allocated 5% or the net income of loss of the Partnership and were entitled to receive 5% of distributions. Such amounts were allocated or distributed 4.8% to the administrative general partner, 0.1% to the investment general partner, and 0.1% to the associate general partner. No distributions had been made for the years ended December 31, 2003 and December 31, 2002, respectively.



Note 2: Related Party Transactions (Continued)

On October 1, 2003, KFI loaned $1 million in the form of an unsecured promissory note (the "Note") to an affiliated company, Sutter Holding Company, Inc. ("SHC"). The Note bore interest at 8% per annum. Interest was payable monthly commencing on December 6, 2003. The Note was payable on demand. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000 through additional cash advances. In March and June 2004, KFI further modified the Note due from SHC to increase the face value of the Note for additional cash advances of $225,248 and accrued interest of $78,752, and to allow SHC to defer monthly payments for up to one year. The entire principal balance of the Note and interest accrued was due on June 30, 2005. However, because uncertain conditions existed regarding the collectibility of the Note, a provision for impairment of $833,000 was recorded at December 31, 2003, which represented 50% of the outstanding Note balance. During the year ending December 31, 2004, the company recorded an additional reserve of $973,146, which represented 100% of the ten outstanding balances of all advances to SHC.

In March, 2004, KFI entered into a joint venture agreement (the "Joint Venture") with Progressive Lending, LLC ("Progressive"), a mortgage banking company wholly owned by SHC. KFI agreed to contribute $80,000 to the Joint Venture, and Progressive agreed to contribute furniture, computers, other office equipment, and personnel, to open a mortgage banking office in Las Vegas, Nevada. KFI and Progressive will each participate in 50% of the profits and losses of the Joint Venture. In addition, KFI has an option to acquire 100% of the Joint Venture by issuing 100,000 shares of KFI common stock to Progressive. During the year ended December 31, 2004, $40,000 was contributed to the Joint Venture. In March, 2004, KFI entered into a line of credit agreement with Progressive. Under the agreement, KFI will provide a warehouse line of credit to Progressive with a maximum loan amount of $100,000. Progressive will pay a $40 origination fee per draw, and 10% interest on the balances outstanding.

On June 10, 2004, Jason K. Moore and R. Michael Collins were appointed to the board to serve as independent directors, and Robert E. Dixon simultaneously resigned. Mr. Dixon continued in his role as Co-Chief Executive Officer.

On June 24, 2004, the Company's board of directors unanimously approved of, and the Company entered into, a new Loan Agreement with SHC, pursuant to which SHC borrowed an additional $120,000 from KFI, (ii) KFI was given the option to convert all or a portion of the Company's debt obligations to KFI into common stock of SHC, and (iii) under certain circumstances, including a change of control, SHC was entitled to repay any and all outstanding debt obligations to KFI using SHC's common stock.

On June 30, 2004, the Company's board of directors unanimously adopted the Certificate of Designation of Rights and Preferences of the Series A Convertible Preferred Stock (the Series A Preferred). Each share of the Series A Preferred is convertible into 500 shares of common stock, and votes on an as-converted basis.




Note 2: Related Party Transactions (Continued)

On July 23, 2004, we entered into an acquisition agreement with Opus International LLC whereby we agreed to exchange 100 shares of its preferred stock and 350,000 shares of its voting common stock for 350,469 shares of Celtron International, Inc. ("CII"), which is less than 20% of the outstanding stock of Celtron. As a result of this transaction, control of the company was transferred to Opus International LLC. Simultaneously, we agreed to accept 347,373 shares of the common stock of its affiliate, Sutter Holding Corp. ("SHC"), in exchange for notes receivable from SHC totalling $2,035,948 including accrued but unpaid interest receivable, a receivable from SHC's subsidiary totalling $40,000 plus accrued interest of $3,717 and cash totalling $4,570. We had previously impaired the note receivable in the amount of $1,441,000. The SHC shares of common stock were valued, in good faith by the Board of Directors, at $0.60 per share.

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

Effective July 23, 2004, amending and replacing an agreement originally dated September 10, 2004, Celtron International, Inc. capitalized us with 100% of the issued and outstanding common stock of CII's newly formed subsidiary, Paycell, Inc., in exchange for 10,000,000 or our common stock.


Note 3: Acquisitions

Effective July 23, 2004, amending and replacing an agreement originally dated September 10, 2004, Celtron International, Inc. capitalized us with 100% of the issued and outstanding common stock of CII's newly formed subsidiary, Paycell, Inc., in exchange for 10,000,000 or our common stock, representing approximately 94% of the then issued and outstanding KFI common stock. As a result, Paycell,Inc. became a wholly owned subsidiary of Celtron International.

On November 1, 2004, Celtron and its subsidiary Orbtech Holdings, and Orbtech subsidiary, CreditPipe (Pty), Ltd. entered into an agreement with Knight Fuller and its subsidiary PayCell, Inc. to sell PayCell, 50% of CreditPipe's Postillian Financial Switch, and 50% of the common stock of CreditPipe, with an option to purchase up to 60% of CreditPipe. The Postillion Financial switch, licensed from Mosaic Software, enables CreditPipe and PayCell to become their own acquiring house with direct entry into the banking network to switch and effect financial transactions, specifically on mobile commerce and credit card transactions originating from the businesses of CreditPipe and PayCell. The consolidated financial statements of Knight Fuller, Inc. as of and for the year ended December 31, 2004 include the financial activity of CreditPipe from the date of acquisition.

Pro forma financial information showing the effects of the transaction as if it had been consummated at the beginning of the periods presented:


                                  Year                     Year
                                  Ended                    Ended
                                  December 31,             December 31,
                                  2004                     2003
                               -----------------        ------------------
                                  As       Pro             As        Pro
                              Reported     Forma        Reported     Forma
                              -------------------     ---------------------
Revenue                       $ 137,739   $360,520     $ 134,616  $   234,810
Loss before extraordinary
 items                     $ (1,143,271) $(943,240)  $(3,035,828) $(3,103,755)
Net loss                   $(1,143,271)  $(943,240) $    112,973       45,046
Income (Loss) per share    $     (0.32)  $   (0.26) $       0.35 $       0.14


Note 4: Balance Sheet Components

The Company has classified its marketable securities held as available for sale. Investments are stated at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income. The following tables present pertinent information pertaining to marketable securities as of December 31, 2004:
                                     Fair      Unrealized         Cost
                                     Value     Gain               Basis
                                   --------  --------------  --------------
Celtron International, Inc.       $315,422       $122,664       $192,758

Property and equipment at December 31, 2004 consists of the following:


Computer equipment                  $     19,379
Office equipment                           3,705
                                          ------
   Total Cost                             23,084

  Less: Accumulated depreciation           6,664
    Net Property and Equipment       $    16,420
                                      ===========
Depreciation expense totaled approximately $10,189 and $ -0- for the years ended December 31, 2004 and 2003, respectively.


Note 5: Intangible Assets

Software Costs

We capitalized certain computer software costs that we acquired for use in our credit card and administration operations. We amortize the costs under the straight-line method based on the estimated useful life of the software. As of December 31, 2004, the carrying value of the capitalized software costs were $202,808, which is net of $10,803 in accumulated amortization.

Amortization of the software costs charged to expense during the years ended December 31, 2004 and 2003 totaled $1,561 and $ -0-, respectively.

Estimated aggregate amortization for the next five years is:

                  2005 .................. $   40,000
                  2006 ..................     40,000
                  2007 ..................     40,000
                  2008 ..................     40,000
                  2009 ..................     40,000
                                          -----------
                                          $   200,000
                                          ===========

Note 6: Income Taxes

The Company records its income taxes in accordance with Statement of Financial
Accounting Standard No. 109, "Accounting for Income Taxes".   The Company
incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in there being no provision for income taxes for the year ended December 31, 2004.

Prior to the closing of the merger in September 2003, the predecessor company was a limited partnership, and any taxes were the responsibility of its limited partners.

Note 7: Preferred Stock

The company has 100 shares of preferred stock authorized and outstanding, which are each convertible to 100,000 shares of common stock. In the event of liquidation, each preferred share is entitled to participate with the holders of the common stock as if it had been converted to common stock.

Note 8: Subsequent Events

Acquisition agreement

On February 23, 2005, Celtron International, Inc. and its subsidiary, Orbtech Holdings, Limited, and Orbtech's operating subsidiary, CreditPipe (Pty), Ltd. entered into an Amended and Restated Acquisition Agreement with Knight Fuller, Inc. and Paycell, Inc. On November 1, 2004, Knight Fuller and Paycell agreed to acquire 50 percent of the common stock of CreditPipe.

Under the terms of the Amended and Restated Agreement, the previous agreements discussed above were replaced in their entirety. In exchange for $423,000, Orbtech transferred 100 percent of the common stock to Knight Fuller. In addition, the original 10 million shares previously advanced to Celtron by Knight Fuller in exchange for the common stock of Paycell was reduced to 700,000 shares.

Other Matters

On April 28, 2005, the company's independent accountant, Stark Winter Schenkein & Co., LLP, 7535 East Hampden Avenue, Suite 109, Denver, Colorado 80231, resigned, without issuing a report on the company's financial statements.
Stark Winter Schenkein claimed that, with regard to an October 1, 2003 loan in the original principal amount of $1 million that the Registrant made to Sutter Holding Company, a reporting company affiliated with the Registrant by virtue of the fact that the former officers of the company were also officers of Sutter, appears to have violated Section 402 of the Sarbanes Oxley Act, which makes it unlawful for any issuer, directly or indirectly, including through any subsidiary, to extend or maintain credit, to arrange for the extension of credit, or to renew an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof) of that issuer. The company contends that the loan did not violate Section 402, because it was not a loan to an officer or director, and that the company's management and control changed on July 30, 2004, and the company received a full review by the NASD prior to being approved for trading on the over-the-counter bulletin board in December 2004, during which no violation was cited. The Registrant is conducting a full investigation of the matter, and will take appropriate action to rescind the loan and its settlement if it is determined that a violation of Section 402 has, in fact, occurred.


F-6

ITEM 14. PRINCIPAL ACCOUNTING FEES & SERVICES

The Company does not have an Audit Committee. The Audit Committee's functions are performed by the Board of Directors. Appointment of the new independent accountant was approved by the Company's Board of Directors, which undertook the following actions before the appointment of the accountant:

1. The Board verified that the accountant was in good standing within the jurisdiction of its practice in the state of Colorado.

2. The Board verified that the accountant was a member in good standing of the Public Accountancy Oversight Board (PAOB).

3. The Board verified that the accountant was capable of exercising objective and impartial judgment on all issues encompassed within its potential engagement, and that no member of the firm had any interest or relationship with any officer, director or principal shareholder.

Audit Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the former principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements is approximately the sum of $38,143.51, which all related to the review and audit of Company financial statements.

Tax Fees

No fees were paid to the former accountant for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

Other Fees

No other fees were paid to the former accountant for any other services.

All audit and non-audit services that may be provided by our principal accountant to the Company shall require pre-approval by the Board. Further, our auditor shall not provide those services to the Company specifically prohibited by the Securities and Exchange Commission, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.
                                                                             28
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2005.

Knight Fuller, Inc.




By:  /s/ Ronald Pienaar
     ---------------------
     Chief Executive Officer

     May 31, 2005

                                                                             29

                                                                  Exhibit 32.1

              CERTIFICATION  PURSUANT  TO 18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

    I, Ronald Pienaar, certify that:

1. I have reviewed this report on Form 10KSB of Knight Fuller, Inc.

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

Date: May 30, 2005

/s/ Ronald Pienaar
__________________________
Ronald Pienaar
Chief Executive Officer

                                                                  Exhibit 32.2


               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

   I, Stephen Hallock, certify that:

1. I have reviewed this report on Form 10KSB of Knight Fuller, Inc.

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

Date: May 30, 2005

/s/ Stephen Hallock
__________________________
Stephen Hallock
Chief Financial Officer



                                                                  Exhibit 32.3

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                           PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Knight Fuller, Inc. on Form 10KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Ronald Pienaar, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Ronald Pienaar
_____________________
Ronald Pienaar
Chief Executive Officer
Date: May 30, 2005

                                                                  Exhibit 32.4


         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                           PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Knight Fuller, Inc. on Form 10KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Stephen Hallock, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Stephen Hallock
--------------------
Stephen Hallock
Chief Financial Officer
May 30, 2005