Form 10QSB
period 2005-03-31
KNIGHT FULLER INC
filed 2005-06-02
CIK 1172939

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
                                  (Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission file number 000-28739

                              Knight Fuller, Inc.
                 ______________________________________________

       (Exact name of small business issuer as specified in its charter)


          Delaware
-------------------------------                      ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


4020 Moorpark Avenue, Suite 108
San Jose, CA                                                    95117
-------------------------------------------               ------------------
  (Address of principal executive office)                     (Zip Code)


     Registrant's telephone number, including area code 408-247-9955


          -------------------------------------------------------------
        (former name, former address and former fiscal year, if changed)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----
The number of shares of common stock, $0.001 par value, outstanding as of March 31, 2005 was 1,604,004 shares. The number of shares of common stock outstanding on May 31, 2005 was 2,404,000.

                                                                             1
                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                              KNIGHT FULLER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED) MARCH 31, 2005

Current Assets
   Cash and cash equivalents                               27,874
   Accounts and notes receivable                           21,747
   Other current assets                                    11,205
                                                        -----------
       Total Current Assets                                60,826

Investments - marketable securities
 - related parties                                        385,505

Property and equipment, net of
 accumulated depreciation                                  12,075

Intangible Assets
Unamortized software costs                                182,253
Unamortized goodwill                                      573,364
                                                        -----------
Total Assets                                            1,214,024
                                                        ===========
                       Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable and accrued liabilities               165,065
                                                        -----------
Non-Current Liabilities
Due to related parties                                    933,245
Deferred income                                             9,346
                                                        -----------
Total Liabilities                                       1,107,656
                                                        -----------
Shareholders' Equity
Common stock                                                  138

Preferred stock                                                 0
Additional paid in capital                              1,121,181
Accumulated deficit                                    (1,211,225)
Accumulated other comprehensive income                    196,274
                                                        -----------
Total Shareholders'  Equity                               106,368
                                                        -----------
Total Liabilities & Shareholders' Equity                1,214,024
                                                        ===========

                                                                             2
                              KNIGHT FULLER, INC.
                      Condensed Consolidated Statement of
                        Changes in Shareholders' Equity

                Common Stock        Preferred Stock    Additional  Retained   Other Comp-   Total Stock-
                Shares  Par Value   Shares  Par Value  Paid-In     Earnings   rehensive     holders'
                          .0001              .0001     Capital    (Deficit)   Income (Loss) Equity
              ----------   -----    -----    -------  ---------   ---------   ------------  -----------
Balances at
 December 31,
  2004        10,675,233   1,068      100       -     1,120,251  (1,059,612)   97,979       159,686

Adjustment
 relative to
 change in
 terms of
 acquisition
 agreement    (9,300,000)   (930)     930                                                         -

Net loss                                                           (151,613)               (151,613)

Other comprehensive income:

Unrealized gain on marketable securities                                       70,083        70,083
Currency translation adjustment                                                28,212        28,212
              ----------   -----    -----    -------  ---------   ---------   ------------  -----------
Balances
March 31,
2005           1,375,233     138      100       -     1,121,181  (1,211,225)  196,274       106,368
              =========================================================================================

                                                                             3
                              Knight Fuller, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                  Three Months Ended
                                                 March 31,          March 31,
                                                   2005               2004
                                                ------------      ------------
Net Sales and Gross Revenues
   Net Sales                                       38,714               -
Dividend income                                         -             138
Other income                                            -              80
Short-term investment interest                          -          11,107
                                                ------------      ------------
      Total  Net Sales and Gross Revenues           38,714         11,325
                                                ------------      ------------
Costs and Expenses
Cost of sales                                        6,569              -
General and administrative expenses                 48,690         49,835
Research and development expenses                  165,000
Other operating expenses                           101,120
Provision for Impairment                                           63,358
                                                ------------      ------------
      Total Costs and Expenses                     321,379        113,193
                                                ------------      ------------
Net Loss Before Extraordinary Gain                (282,664)      (101,868)
Extraordinary Gain
Adjustment relative to change in terms
 of acquisition agreement                          131,051              -
                                                ------------      ------------
Net Loss                                          (151,613)      (101,868)
                                                ============      ============
Basic and diluted loss per share                     (0.02)         (0.31)
                                                ============      ============
Weighted average common shares outstanding       6,851,900        325,233
                                                ============      ============


                                                                             4

                              KNIGHT FULLER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                  Three Months Ended
                                                March 31,        March 31,
                                                  2005             2004
                                              ------------     ------------
Operating Activities
Net loss                                       (151,613)         (101,868)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation                                      2,812                 -
Deficit book value of acquired subsidiary      (150,364)                -

Provision for impairment                              -            63,358
Changes in other assets and liabilities:
Receivables                                       7,672                 -
Miscellaneous receivables                             -           (14,141)
Other current assets                              1,395                 -
Accounts payable                                  2,566                 -
Accounts payable and accrued expenses                 -            27,750
Deferred income                                   1,394                 -
Other                                                 -            11,413
                                              ------------     ------------
Net Cash Used in Operating Activities          (286,138)          (13,488)
                                              ------------     ------------
Financing Activities
Loans received from related parties             297,223                 -
                                              ------------     ------------
Net Cash Provided by Financing Activities       297,223
                                              ------------     ------------
Investing Activities
Issuance of notes receivable                          -           (91,107)
Short term investment                                 -           (62,500)

Investment in joint venture                           -           (40,000)
                                              ------------     ------------
Net Cash Used in Investing Activities                 -          (193,607)
                                              ------------     ------------
Effect of exchange rate changes on cash and
 cash equivalents                                10,992                 -
                                              ------------     ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                22,077          (207,095)

Cash and cash equivalents - Beginning of Year    5,797            358,011
                                              ------------     ------------
Cash and cash equivalents - End of Year         27,874            150,916
                                              ============     ============
                                                                             5
                              KNIGHT FULLER, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          March 31, 2005 (unaudited)

Note 1:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2004, and should be read in conjunction with the notes thereto.

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

Note 2: Related Party Transactions

As of December 31, 2004 the Company was indebted to Opus International LLC in the total amount of $187,980 for working capital advances. During the quarter ended March 31, 2005 we received additional advances of $109,243. As of March 31, 2005 the Company was indebted to Opus in the total amount of $297,223.

As of December 31, 2004 we were indebted to a subsidiary of Celtron International, Inc. in the amount of $252,329 related to the purchase of software. During the quarter ended March 31, 2005, we purchased CreditPipe
(Pty), Ltd. from the same subsidiary for $423,000 and are indebted to the Celtron subsidiary in the total amount of $636,021 at March 31, 2005.

Note 3: Acquisition agreement and Goodwill

On February 23, 2005, Celtron International, Inc. and its subsidiary, Orbtech Holdings, Limited, and Orbtech's operating subsidiary, CreditPipe (Pty), Ltd. entered into an Amended and Restated Acquisition Agreement with Knight Fuller, Inc. and Paycell, Inc. Effective July 2004, Knight Fuller and Celtron had entered into an agreement, originally dated September 10, 2004, whereby Celtron agreed to capitalize Knight Fuller with 100% of the outstanding common stock of Paycell, Inc., in exchange for 10 million shares of Knight Fuller common stock. In addition, on November 1, 2004, Knight Fuller and Paycell agreed to acquire 50% of the common stock of CreditPipe.

Under the terms of an Amended and Restated Agreement, the previous agreements discussed above were replaced in their entirety. In exchange for $423,000, Orbtech transferred 100% of the common stock to Knight Fuller. As a result of the acquisition of CreditPipe, we have recorded approximately $575,000 in goodwill as of March 31, 2005. In addition, the original 10 million shares previously advanced to Celtron by Knight Fuller in exchange for the common stock of Paycell were reduced to 700,000 shares.
                                                                             6

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

Liquidity and Capital Resources

Knight Fuller, Inc.'s (the "Company" or "Knight Fuller") consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Knight Fuller uses cash and cash equivalents as its primary measure of liquidity. Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

As of March 31, 2005, we had a working capital deficit of $104,189, compared to a working capital deficit of $114,683 for December 31, 2004. This must be read in conjunction with the notes to the financial statements of December 31, 2004. We believe that our current cash needs for at least the next twelve months can be met by our revenues.

Results of Operations

For the three months ended March 31, 2005, compared to the three months ended March 31, 2004.

Revenues

Total revenues amounted to $38,714 for the three months ended March 31, 2005 compared to $0 for the corresponding period in the prior year, an increase of $38,714. This increase was primarily a result of our acquisition of CreditPipe (Pty) Ltd.

Operating Expenses

Costs and expenses amounted to $381,379 for the three months ended March 31, 2005 compared to $113,197 for the corresponding period in the prior year, an increase of $268,182. This decrease was primarily the result of initial expenses incurred for the acquisition of CreditPipe.

Net Income or Loss

Net loss amounted to $151,613 for the three months ended March 31, 2005 compared to a net loss of $101,868 for the corresponding period in the prior year, an increase of $86,255. The net loss increase was primarily due to initial expenses incurred for the acquisition of CreditPipe.

Recent Developments
                                                                             7
On January 6, 2005, Brandon Sandiford resigned as an officer and director of the company, and was replaced by Ronald Pienaar.

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

ITEM 3. CONTROLS AND PROCEDURES

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 2005, the Registrant filed a complaint against its former officers and directors, Bruce A. Brown, Brandon Sandiford, Neil Davis, and against Vertigo Networks, LLC, in the United States District Court for the Central District of California, Case No. *, for injunctive relief and damages arising from the theft of our proprietary credit card processing software and entering into direct competition with us. The complaint alleges seven causes of action for violation of the Computer Fraud and Abuse Act, Violation of the Copyright Act, RICO, Injunctive Relief, Misappropriation of Trade Secrets, Breach of Fiduciary Duty and Unfair Competition.

A companion case was initiated by our subsidiary, CreditPipe (Pty) Ltd., against Brandon Sandiford, Neil Davis, and Vertigo, S.A., in South Africa, alleging breach of a covenant not to compete and injunctive relief. A temporary order of seizure and examination of evidence was issued against the defendants in April 2005, and a hearing on the preliminary injunction is set for August 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended March 31, 2005.
                                                                             8
ITEM 5.  OTHER INFORMATION

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

The following table summarizes the Company's equity compensation plan as of March 31, 2005.

                       Number of
                       Securities to be   Weighted average     Number of
                       Issued upon        exercise price of    securities
Plan Category          exercise of        outstanding          remaining
                       outstanding        options, warrants    available for
                       options, warrants  and rights           future issuance
                       and rights (1)
-------------------    -----------------  -----------------    ---------------
Equity compensation          N/A              N/A                  N/A
plans approved by
security holders

Equity compensation          -0-              N/A                 380,000
plans not approved by
security holders
-------------------    -----------------  -----------------    ---------------
                             -0-              N/A                  380,000
===================    =================  =================   ================

(1) As of March 31, 2005, there were no outstanding options or warrants to purchase common stock of the Company.

To date, 120,000 shares have been issued under the Plan to two consultants and the company's transfer agent in exchange for services performed for the company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits:

31.1     Rule 13a-14(a)/15d-14(a) Certification

31.2     Rule 13a-14(a)/15d-14(a) Certification

32.1     Section 1350 Certification.

32.2     Section 1350 Certification


(b) Reports on Form 8-K:

January 25, 2005: Resignation of Brandon Sandiford
March 7, 2005:    Change of accountants to Stark Winter Schenkein
March 18, 2005:   Amended and restated agreement for acquisition of CreditPipe
April 12, 2005:   Amended change of accountants to Stark Winter Schenkein
April 27, 2005:   Amended change of accountants to Stark Winter Schenkein
April 28, 2005:   Amended change of accountants to Stark Winter Schenkein
May 2, 2005:      Resignation of Allen Harington
May 5, 2005:      Resignation of accountants Stark Winter Schenkein

                                                                             9
                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KNIGHT FULLER, INC.



BY:  /s/ Ronald Pienaar
     -----------------------
      Ronald Pienaar
      Chief Executive Officer
      June 1, 2005

                                                                            10