Form 10KSB/A
period 2004-12-31
KNIGHT FULLER INC
filed 2005-06-16
CIK 1172939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB/A

                  Amended Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934



          For the fiscal year ended              Commission File Number
               December 31, 2004                       333-87968
              -------------------                     -----------


                               KNIGHT FULLER, INC.
                             ----------------------
        (exact name of small business issuer as specified in its charter)



        Delaware                                          45-0476087
-----------------------                       ---------------------------------
(State of organization)                       (IRS Employer Identification No.)


    4020 Moorpark Road, Suite 108, San Jose, CA                    95117
   ---------------------------------------------------------       -----
          (Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code:    (408) 247-9955
                                                      --------------
       8260 Raintree Drive, Main Lobby, Scottsdale, AZ  85260
-------------------------------------------------------------
(former name, former address and former fiscal year, if changed)


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

There were 2,004,004 shares of common stock outstanding as of May 31, 2005. The present market value of common shares held by non-affiliates is approximately $5,852,022 as of May 31, 2005.


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

The principal business of RAM 86 was to invest primarily in "zero coupon" first and junior mortgage loans ("Mortgage Loans") on properties owned or acquired principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of Integrated Resources, Inc. "Integrated"), the original owner of one of its General Partners. The Mortgage Loans generally had original terms of approximately twelve years (with a right to prepay with payment of a prepayment penalty between the eighth and ninth years and without penalty beginning in the tenth year) with all interest and principal due and payable at the maturity or prepayment of the Mortgage Loan. As of February, 2003, all of RAM 86's mortgages and properties had been repaid, sold, or lost to foreclosure, and its sole asset was cash.

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

On June 24, 2004, the Company's former board of directors unanimously approved of, and the Company entered into, a new Loan Agreement with Sutter Holding, pursuant to which Sutter borrowed an additional $120,000 from KFI, KFI was given the option to convert all or a portion of the Company's debt obligations to KFI into common stock of Sutter, and (iii) under certain circumstances, including a change of control, Sutter was entitled to repay any and all outstanding debt obligations to KFI using Sutter's common stock.

On June 30, 2004, the Company's board of directors unanimously adopted the Certificate of Designation of Rights and Preferences of the Series A Convertible Preferred Stock (the Series A Preferred). Each share of the Series A Preferred is convertible into 500 shares of common stock, and votes on an as-converted basis.

On July 30, 2004, Opus International, LLC contributed 350,469 shares of Celtron International, Inc. to Knight Fuller, Inc. in exchange for 100 shares of the Company's Series A Preferred stock, and 350,000 shares of the Company's common stock. The acquisition by Opus of a majority interest of the Company's common stock constituted a change of control. In conjunction with the change of control, the Company and Sutter Holding Company agreed that Sutter would pay in full its debt obligation under the Loan Agreement dated June 24, 2004 of $1,992,348 to KFI by issuing approximately 332,058 shares of its common stock to KFI at a value of $6.00 per share. Concurrent with those transactions, Sutter also settled, in full, the entirety of its Progressive Lending, LLC's obligations to KFI, including principal plus accrued and unpaid interest in the amount of $43,717, and Sutter purchased KFI's option to acquire 100% of Progressive's Nevada office (using a Black Scholes methodology, the option was valued at approximately $43,600), by issuing a total of 14,553 shares of its common stock at a value of $6.00 per share. In addition thereto, Sutter issued to KFI 762 shares of common stock for $4,570 in cash. In total, Sutter issued 347,373 shares of common stock to the Company for aggregate consideration of $2,084,235. Simultaneously with these transactions, KFI declared a stock dividend on its common stock in which shareholders of KFI and limited partners of KFI Properties, LP immediately prior to the Celtron transaction described above received one share of Sutter's common stock for each share of KFI common stock or unit of KFI Properties held as of July 30, 2004. Opus is not entitled to any portion of this dividend. Because Sutter's common stock issued in these transactions was unregistered stock, the dividend was issued into escrow pending registration of such shares, and Sutter agreed to act as escrow agent until the shares are registered. Sutter currently holds 221,233 shares for distribution to our shareholders.
                                                                              3
Also concurrent with the above transactions, on July 30, 2004, the Company's former officers and directors resigned in favor of officers and directors appointed by Opus International.

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

On November 1, 2004, the company and PayCell, Inc., entered into a further agreement with Celtron and its operating subsidiary, Orbtech Holdings, to acquire 50% of the outstanding common stock of CreditPipe (Pty) Ltd., and 50% of CreditPipe's interest in a Postilion Switch, software licensed from Mosaic Software, in exchange for the sum of ZAR 5 million (approximately $812,000). The Postilion switch was designed to enable CreditPipe to become its own acquiring house with direct entry into the international banking network to switch and effect financial transactions originating from its customers. As part of the agreement, an amended and expanded license agreement to utilize all of CreditPipe's technology worldwide, with the exception of Africa was entered into on November 1, 2004. This effectively gave PayCell the business of CreditPipe, with the exception of the African continent.

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

In March 2005, management discovered that, in October 2004, its former CEO, while still in the employ of Knight Fuller, and two of its directors, while still in the employ of CreditPipe, in violation of their contractual obligations, founded a company which offers mobile credit services in competition with PayCell and CreditPipe, using technology which performs the same functions as our technology. Knight Fuller has applied for copyright registration of its technologies, and has instituted a lawsuit against the former officers and directors in federal court, and CreditPipe has instituted a similar lawsuit in South Africa, for injunctive relief, in order to protect our intellectual property, and damages.
                                                                             4
CURRENT BUSINESS

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

ITEM 3. LEGAL PROCEEDINGS

In March 2005, management discovered that, in October 2004, its former CEO, while still in the employ of Knight Fuller, and two of its directors, while still in the employ of CreditPipe, in violation of their contractual obligations, founded a company which offers mobile credit services in competition with PayCell and CreditPipe, using technology which performs the same functions as our technology. Knight Fuller has applied for copyright registration of its technologies, and has instituted a lawsuit against the former officers and directors in federal court, and CreditPipe has instituted a similar lawsuit in South Africa, for injunctive relief, in order to protect our intellectual property, and damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II
                                                                             7
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company's common stock has been quoted on the over the counter bulletin board, administered by NASDAQ, since December 2004. As the company's common stock did not begin trading until the first quarter of 2005, there is no historical price information to report. The company's common stock is currently quoted at $4.75 bid by $5.30 ask.

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

On or about January 24, 2005, the company issued 101,500 shares of common stock to three former officers and directors and one consultant, in exchange for options exercised by the former officers and directors and consultant in July 2003, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated investors with access to all financial and corporate records.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Since inception, we have had minimal revenues from our former real estate operations and the only revenues since real estate operations were discontinued have been from our newly acquired subsidiary, CreditPipe. We have historically experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the year ended December 31, 2004 was $1,143,271, which cannot be compared to our net income at December 31, 2003 of $112,973, a figure derived from a combination of losses of $3,035,828 from our discontinued real estate operations and a $3,156,487 accounting gain for extinguishment of debt. The comparison of the two periods is, therefore, not meaningful.

                                                                             9
Liquidity and Capital Resources

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has nominal assets and limited operations with which to create operating capital. Since its inception, it has incurred losses. It has an accumulated deficit of $1,247,592 at December 31, 2004. Even though KFI has acquired businesses, it may not have enough capital to successfully manage them. The Company may use unlimited leverage to acquire additional businesses or assets, and its operations may not provide sufficient cash flow to service the resulting debt. These and other factors raise substantial doubt about the company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 28, 2005, the registrant's independent accountant, Stark Winter Schenkein & Co., LLP, 7535 East Hampden Avenue, Suite 109, Denver, Colorado 80231, resigned, without issuing a report on the Registrant's financial statements. The decision to change accountants was approved by the registrant's board of directors. The report on the Registrant's financial statements for the year ended December 31, 2003 was issued by the Registrant's former accountant, Imowitz Koenig & Co., LLP, and did not contain an adverse opinion or disclaimer of opinion, or modification as to uncertainty, audit scope, or accounting principles, except that the report on the fiscal year ended December 31, 2003 contained a going concern qualification.

There were no disagreements with Stark Winter Schenkein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stark Winter Schenkein, would have caused it to make reference to the subject matter of the disagreements in connection with their report, except that there was a disagreement with Stark Winter Schenkein with regard to an October 1, 2003 loan in the original principal amount of $1 million that the Registrant made to Sutter Holding Company, a reporting company affiliated with the Registrant by virtue of the fact that the former officers of the Registrant were also officers of Sutter, and Sutter held approximately 39% of the Registrant's outstanding common stock as of December 31, 2003. The terms of the loan and related party issues were disclosed in the Registrant's report on Form 10KSB for the year ended December 31, 2003. Further increases in the principal amount of the loan to $1,666,000 through December 31, 2003, and an impairment charge of $833,000 on the loan at December 31, 2003, were also disclosed in the Registrant's report on Form 10KSB for the year ended December 31, 2003.

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

The Registrant contends that its management and control changed on July 30, 2004, and that the Registrant received a full review by the NASD prior to being approved for trading on the over-the-counter bulletin board in December 2004, during which no violation was cited. The Registrant is conducting a full investigation of the matter, and will take appropriate action if it is determined that a violation of Section 402 has, in fact, occurred.
                                                                             10
On May 9, 2005, our former accountant, Cordovano and Honeck, was reappointed.

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


Stephen Hallock. Mr. Hallock has served as our Secretary and Director of the company since July 30, 2004, and temporarily served as our Chief Executive Officer in 2004. Since May 2005, he has served as our Chief Financial Officer. Since 2001, he has been responsible for the management of $35 million in assets, as the Managing Member of Opus International, LLC, a limited liability company that holds 240,000 shares of Knight Fuller common stock and 87 shares of convertible preferred stock. From 1998 through 2001, he served as a portfolio manager for Suprafin, Inc., working extensively with financial derivatives and in the mobile commerce and biotech industries. Mr. Hallock holds a B.S. in Finance from the Robert H. Smith School of Business.

Ronald Pienaar. Mr. Pienaar has been a director since 2003. Since January 2005, he has also served as President. In 1994, Mr. Pienaar was appointed as Vice President Marketing for Johnson Harvey International; a management consultancy group focuses in the mining industry. During 1995 he was recruited by Oracle Corporation where he headed the Business Consulting and Change Management division as Practice director for the ECE-MEA region (East Central Europe, Middle East and Africa). He was on the Oracle Global Business Consulting Committee of 5 and a managing member of the Oracle Global Change Management Board. He was instrumental in the design and development of an organizational change management assessment tool and methodology in conjunction with Stanford University in California during 1997. He was responsible for global projects such as the Continental Grain Company based out of Geneva and operating across the globe, the pharmaceutical e-business solution implemented for government in the Ukraine, Hungarian Railways systems implementation, Edgars, Bateman Group and the Sanlam HR system development, to mention a few.

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

Name and Address               Number of Shares          Percentage Owned
-------------------------      ----------------          ----------------

Opus International, LLC(1)          240,000                      12%
12753 Mulholland Drive
Beverly Hills, CA 90210

Allen Harington(2)                        0                       0%
Alanda Family Trust
563 Old Pretoria Road
Midrand, South Africa

Stephen Hallock(3)                  240,000                      12%
12753 Mulholland Drive
Beverly Hills, CA  90210

Celtron International, Inc.(3)      700,000                      34.9%
563 Old Pretoria Road
Midrand, South Africa

Officers and
Directors as a Group                240,000                      12%
-----------
(1) Opus International, LLC is also the beneficial owner of 87 of our 100 convertible preferred shares, and is the beneficial owner of the 9,000,000 shares of Celtron International, Inc. which are owned by Buytron, Inc.
(2) Alanda Family Trust is a beneficial owner of 7 of our 100 convertible preferred shares, and is the beneficial owner of 9,000,000 shares of Celtron International, Inc. which are owned by Buytron, Inc.
(3) Stephen Hallock is a beneficial owner of Opus International, LLC, and its managing member.
                                                                             12
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to the change in control of management, as discussed in Note 1, the Company's officers and directors at that time were also officers and directors or control persons of other entities, including Sutter Holding Company ("SHC,") and Sutter Capital Management, LLC. SHC was the largest shareholder of the Company, with approximately 39% of the Company's outstanding shares owned by SHC.

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

Through January 16, 2003, RAM Funding, Inc., the investment general partner, Resources Capital Corp., the administrative general partner, and Presidio AGP Corp., the associate general partner (collectively the "Former General Partners"), were ultimately controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. On January 17, 2003, Presidio Capital Investment Company, LLC ("Presidio"), the sole shareholder of RAM Funding, Inc., sold all of the issued and outstanding shares of RAM Funding, Inc. to KFI. As part of this transaction, RAM Funding, Inc. entered into an agreement with Resources Capital Corp. and Presidio AGP Corp., pursuant to which RAM Funding, Inc. was delegated the exclusive right to act on behalf of RAM 86 solely in connection with the Restructuring. Upon consummation of the Restructuring on September 22, 2003, the Former General Partners resigned and the remaining 4.9% General Partners' interest in distributions of RAM 86, held by General Partners other than RAM Funding, Inc., were converted to 16,170 units of KFI Properties L.P. RAM Funding, Inc.`s 0.1% General Partner interest that was converted to common stock of KFI.

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

On October 1, 2003, KFI loaned $1 million in the form of an unsecured promissory note (the "Note") to an affiliated company, Sutter Holding Company, Inc. ("SHC"). The Note bore interest at 8% per annum. Interest was payable monthly commencing on December 6, 2003. The Note was payable on demand. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000 through additional cash advances. In March and June 2004, KFI further modified the Note due from SHC to increase the face value of the Note for additional cash advances of $225,248 and accrued interest of $78,752, and to allow SHC to defer monthly payments for up to one year. The entire principal balance of the Note and interest accrued was due on June 30, 2005. However, because uncertain conditions existed regarding the collectibility of the Note, a provision for impairment of $833,000 was recorded at December 31, 2003, which represented 50% of the outstanding Note balance. During the year ending December 31, 2004, the Company recorded an additional impairment on the outstanding balances of all advances to SHC.

In March, 2004, KFI entered into a joint venture agreement (the "Joint Venture") with Progressive Lending, LLC ("Progressive"), a mortgage banking company wholly owned by SHC. KFI agreed to contribute $80,000 to the Joint Venture, and Progressive agreed to contribute furniture, computers, other office equipment, and personnel, to open a mortgage banking office in Las Vegas, Nevada. KFI and Progressive agreed to each participate in 50% of the profits and losses of the Joint Venture. In addition, KFI has an option to acquire 100% of the Joint Venture by issuing 100,000 shares of KFI common stock to Progressive. During the year ended December 31, 2004, $40,000 was contributed to the Joint Venture. In March, 2004, KFI entered into a line of credit agreement with Progressive. Under the agreement, KFI agreed to provide a warehouse line of credit to Progressive with a maximum loan amount of $100,000. Progressive will pay a $40 origination fee per draw, and 10% interest on the balances outstanding.
                                                                             13
On June 10, 2004, Jason K. Moore and R. Michael Collins were appointed to the board to serve as independent directors, and Robert E. Dixon simultaneously resigned. Mr. Dixon continued in his role as Co-Chief Executive Officer.

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

On July 23, 2004, the Company entered into an acquisition agreement with Opus International LLC whereby the Company agreed to exchange 100 shares of its preferred stock and 350,000 shares of its voting common stock for 350,469 shares of Celtron International, Inc. ("CII"). As a result of this transaction, control of the company was transferred to Opus International LLC. Simultaneously, the Company agreed to accept 347,373 shares of the common stock of its affiliate, Sutter Holding Company. ("SHC"), in exchange for notes receivable from SHC totaling $2,084,235 including accrued but unpaid interest receivable, a receivable from SHC's subsidiary totaling $40,000 plus accrued interest of $3,717 and cash totaling $4,570. The SHC shares of common stock were valued, in good faith by the Board of Directors, at $0.60 per share, or $75,684.

On July 30, 2004, the Company declared a property dividend, consisting of the 347,373 shares of SHC common stock, to be distributed, pro rata, to KFI's shareholders of record at July 22, 2004. Because SHC was to receive a dividend of 126,140 shares of its own common stock, the 126,140 shares were deemed to have been delivered to the Company and then deemed to have been distributed to SHC, at $0.60 per share, or $75,684. Because the remaining shares cannot be distributed to KFI shareholders until they are registered with the Securities and Exchange Commission, on July 30, 2004, the Company executed an escrow agreement with SHC, whereby we appointed SHC escrow agent to hold the remaining 221,233 shares of SHC common stock until registered with the SEC.

Effective July 23, 2004, amending and replacing an agreement originally dated September 10, 2004, Celtron International, Inc. ("CII") capitalized KFI with 100 percent of the issued and outstanding common stock of CII's newly formed subsidiary, PayCell, Inc. in exchange for 10,000,000 shares of KFI common stock.
                                                                             14
PayCell's assets consisted of a license which entitles it to exploit technology owned by Celtron in North, Central and South America, as well as Asia and the Pacific Rim. The technology consists of a mobile commerce solution which allows merchants to process credit card transactions over a cellular telephone, and online credit card processing and check guarantee services.

On or about January 24, 2005, the company issued 101,500 shares of common stock to former officers and directors Robert A. Dixon, William Knuff, and R. Collins and consultant Jason Moore, in exchange for options exercised by the former officers and directors and consultant in July 2003, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated investors with access to all financial and corporate records.

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

ITEM 13. EXHIBITS

(a) The following financial statements are filed as part of this report under
Item 7:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Stockholder's Equity
Notes to Consolidated Financial Statements

The Exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.


(b)The following exhibits are filed herewith or incorporated by reference to exhibits previously filed:

2.1   Form of merger agreement (i)
3.1   Certificate of incorporation (i)
3.2   Bylaws of the company (i)
3.3   Amended and restated certificate of limited partnership (ii)
3.4   Amended and restated partnership agreement dated Jan. 28, 1986 (ii)
3.5   Amended and restated partnership agreement dated Sept. 25, 1985 (ii)
3.6   Amendment to partnership agreement dated March 10, 1986 (ii)
3.7   Amendment to partnership agreement dated April 1, 1988 (ii)
3.8   Amendment to partnership agreement dated Jan. 23, 1989 (ii)
3.9   Amendment to partnership agreement dated July 31, 1991 (ii)
3.10  Agreement of limited partnership agreement of KFI Properties (i)
3.11  Certificate of limited partnership of KFI Properties (i)
3.12  Certificate of amendment to certificate of incorporation (iii)
4.1   Form of common certificate (iii)
4.2   Form of preferred stock certificate (iii)
4.3   Certificate of Designation of Rights and Preferences of the Series
      A Convertible Preferred Stock (iii)
4.4   Registration Rights Agreement (iii)
4.5   Voting Rights Agreement (iii)
5.1   Opinion of Smith, Katzenstein & Furlow regarding the legality of issuance of securities (i)
5.2 Opinion of Smith, Katzenstein & Furlow regarding the legality of the limited partnership interests in KFI Properties, L.P.
8.1   Opinion of Derenthal & Dannhauser regarding tax matters (i)
8.2 Opinion of Derenthal & Dannhauser regarding certain income tax consequences of the Restructuring (i)
10.1  Form of indemnification agreement between the registrant and officers and directors (i)
10.2  Mortgage Services Agreement between Registrant and the
      Administrative General Partner (ii)
10.3  Agreement among the Administrative General Partner, the
      Administrative General Partner and Integrated Resources, Inc. (ii)
10.4  Agreement dated as of March 1, 1986 among Registrant, the
      Administrative General Partner, the Investment General Partner and Rosenberg and Rosenberg, P.C. (ii)
10.5  Amendment to Agreement dated as of June 20, 1990 among
      Registrant, the Administrative General Partner, the Investment
      General Partner and Rosenberg and Rosenberg, P.C. (incorporated by reference to Exhibit 10(D) to RAM-86 's Annual Report on Form 10-K
      for the fiscal year ended December 31, 1990).
10.6  Note dated June 29, 1988 between Southern Inns Associates
      Limited Partnership and Registrant (incorporated by reference to
      Exhibit 10(a) to RAM-86 's Current Report on Form 8-K dated June
      30, 1988).
10.7  Deed of Trust, Assignment of Rents, Security Agreement and
      Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b) to
      RAM-86 's Current Report on Form 8-K dated June 30, 1988).
10.8  Mortgage, Assignment of Rents, Security Agreement and Fixture
      Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(c) to RAM-86 's
                                                                             15
      Current Report on Form 8-K dated June 30, 1988).
10.9  Deed of Trust, Assignment of Rents, Security Agreement and
      Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(d) to
      RAM-86 's Current Report on Form 8-K dated June 30, 1988).
10.10 Agreement And Plan Of Merger Merging Resources Accrued Mortgage
      Investors L.P.-Series 86 Into KFI Properties, L.P. (i)
10.11 Agreement Among Partners (i)
10.12 Employment Agreement of Robert E. Dixon (iv)
10.13 Employment Agreement of William G. Knuff (iv)
10.14 Agreement between Knight Fuller, Inc. and Opus International, LLC
      Dated July 23, 2004 (iii)
10.15 Agreement between Knight Fuller, Inc. Celtron International, Inc.
      and PayCell, Inc. dated September 10, 2004 (incorporated by reference to Current Report on Form 8-K, dated September 15, 2004)
10.14 Acquisition agreement between Knight Fuller, Inc. and PayCell, Inc.
      and Celtron International, Inc., Orbtech Holdings Ltd. and
      CreditPipe (Pty) Ltd., dated November 1, 2004 (incorporated by reference to Current Report on Form 8-K, filed November 10, 2004)
10.15 Amended and Restated Acquisition agreement between Knight Fuller, PayCell, and Celtron International, Inc., CreditPipe (Pty) Ltd., dated November 1, 2004 (incorporated by reference to Current Report on Form 8-K, filed March 18, 2005)
14    Code of Ethics (iv)
16.1 Letter from Imowitz Koenig & Co., LLP, on change in certifying accountant, dated
      September 24, 2004 (incorporated by reference to Current Report on
      Form 8-K, filed September 24, 2004)
16.2 Letter from Cordovano & Honeck on change in certifying accountant (incorporated by reference to Current Report on Form 8-K, filed
      March 7, 2005
23.1  Consent of Katzenstein & Furlow, LLP (i)
23.10 Consent of Derenthal & Dannhauser (i)
23.11 Consent of Imowitz Koenig & Co., LLP (i)
24.1  Power of Attorney (i)
31.1  Rule 13a-14(a)/15d-14(a) certification
31.2  Rule 13a-14(a)/15d-14(a) certification
32.1  Section 1350 certification
32.2  Section 1350 certification
99.1  Form of Consent Solicitation (i)
-------------
(i) Registration Statement on Form S-4 of Knight Fuller, Inc. filed May 9, 2002 (SEC File No. 333-87968), as amended
(ii) Registration Statement of Accrued Mortgage Investors L.P.- Series 86 on Form S-11, filed January 28, 1986 (SEC File No. 33-00836)
(iii) Registration Statement on Form 8-A12g, filed September 24, 2004

                                                                             16
                              KNIGHT FULLER, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 and 2003

                                     INDEX
                                    -------
                                                                           Page
                                                                         ------

Report of Independent Registered Accounting Firm ........................  F-1

Report of Independent Registered Accounting Firm ........................  F-2

Consolidated Balance Sheet as of December 31, 2004 and 2003..............  F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2004 and 2003...............................................  F-4

Consolidated Statements of Shareholders' or Partners' Equity for the Years
Ended December 31, 2004 and 2003.......................................... F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004 and 2003................................................ F-6

Notes to Consolidated Financial Statements................................ F-7


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

/s/ Cordovano and Honeck
------------------------
Cordovano and Honeck LLP
Denver, Colorado
May 28, 2005
F-1


Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Knight Fuller, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' or partners' equity and cash flows of Knight Fuller, Inc. (the "Company") (a Delaware corporation) for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the operations and its cash flows of Knight Fuller, Inc. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company may not have sufficient resources and capital to manage a business. In addition, uncertain conditions exist regarding the collectibility of the Company's related party note receivable. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Imowitz Koenig & Co., LLP
-----------------------------
    Imowitz Koenig & Co., LLP
    New York, New York
    March 30, 2004
F-2


                              KNIGHT FULLER, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2004

                                     ASSETS

Current Assets
   Cash and cash equivalents                            $   5,797
   Receivables:
      Trade                                                25,522
Other                                                       3,897
   Other current assets                                    12,600
                                                          ---------
       Total Current Assets                                47,816

Marketable securities - related parties                   315,422
Property and equipment, net of accumulated depreciation    16,420

Intangible assets:
   Software, net of accumulated
    amortization of $10,803                               202,808
                                                          ---------
Total Assets                                            $ 582,466
                                                          =========
     Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable and accrued liabilities             $ 162,499
                                                          ---------
     Total Current Liabilities                          $ 162,499
                                                          ---------
Non-Current Liabilities
Due to related parties                                    440,309
Deferred income                                             7,952
                                                          ---------
Total Non-Current Liabilities                             448,261
                                                          ---------
Total Liabilities                                         610,760
                                                          ---------
Shareholders' Equity
Common stock, $.0001 par value:
Authorized - 100,000,000 shares
Issued and outstanding - 10,675,233 shares                  1,068
Preferred stock, Series A convertible, $.0001 par value:

Authorized - 100 shares
Issued and outstanding - 100 shares                            -0-
Additional paid in capital                              1,120,251
Accumulated deficit                                    (1,247,592)
Accumulated other comprehensive income                     97,979
                                                          ---------
Total Shareholders'  Equity                               (28,294)
                                                          ---------
Total Liabilities & Shareholders' Equity                $ 582,466
                                                          =========
F-3
     See accompanying notes to consolidated financial statements
                                                                             17

                              KNIGHT FULLER, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended
                                                       December 31,
                                                   2004          2003
                                                ---------     ----------

Net Sales and Gross Revenues
   Net Sales                                  $  44,556       $       -
Operating Income - real estate                        -          53,385
Dividend income                                     227             986
Other income                                     92,956          37,956
Short-term investment interest                        -          42,289
                                                ---------     ----------
      Total  Net Sales and Gross Revenues       137,739         134,616
                                                ---------     ----------
Costs and Expenses
Cost of sales                                     7,737               -
General and administrative expenses             148,389         208,939
Operating expenses - real estate                      -          12,001
Mortgage loan interest expense                        -          16,504
Loss on foreclosure of property                       -       2,100,000
Impairment losses:
Acquisition of subsidiary                       154,815
Non marketable securities                       132,740
Note receivable                                 973,146         833,000
                                                ---------     ----------
      Total Costs and Expenses                1,416,827       3,170,444
                                                ---------     ----------
Operating Loss Before Extraordinary Item     (1,279,088)     (3,035,828)
Gain on Extinguishment of Debt                        -       3,156,487
                                                ---------     ----------
Net (Loss) Income Before Minority Interest   (1,279,088)        120,659
Minority Interest                               135,817          (7,686)
                                                ---------     ----------
Net (Loss) Income                           $ (1,143,271)      $ 112,973
                                             =============   ============
Basic and Diluted Weighted Average Shares      3,589,955         325,233
                                             =============   ============
Basic and Diluted Earnings per Share
 Before Extraordinary Item                         (0.32)          (9.36)
                                             =============   ============

Basic and Diluted Earnings per Share
 After Extraordinary Item                          (0.32)          0.35
                                             =============   ============
F-4

     See accompanying notes to consolidated financial statements
                                                                           18

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
                                  =====================   ==========  ==================  =========   ========== ==========



                          Common Stock      Preferred Stock   Additional Retained  Other Comp-  Total Stock-
                         Shares  Par Value  Shares  Par Value Paid-In    Earnings  rehensive     holders'
                                 .0001              .0001     Capital   (Deficit)  Income (Loss) Equity
                      ----------  -----   -----   -------  ---------   ---------  ------------  -----------
Balances
December 31,
2003                    325,233     33       -0-      -0-     928,528      112,973         -0-      1,041,534
                     ----------   -----    -----    -------  ---------   ---------   ------------  -----------
Issuance of
common stock
to related
 party                  350,000     35      100       -0-     192,723                                 192,758
Dividends paid                                                             (75,684)                   (75,684)

Retained earnings of subsidiary
 acquired during the year                                                 (141,610)                  (141,610)

Net loss for the year ended
  December 31, 2004                                                     (1,143,271)                (1,143,271)

Other Comprehensive Income:
Unrealized gain on marketable securities                                              122,664         122,664
Currency translation adjustment                                                       (24,685)        (24,685)

Issuance of common stock
 for acquisition of
 Paycell, Inc. from
 Celtron
 International,
 Inc.                10,000,000  1,000                         (1,000)


Balances
- December 31,        -----------------     -------------   ---------   ----------    -------        --------
  2004                10,675,233  1,068     100       -0-   1,120,251   (1,247,592)    97,979         (28,294)
                      -----------------     -------------   ---------   ----------    -------        --------

                    See accompanying notes to consolidated financial statements F-5













                                           KNIGHT FULLER, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOW


                                                     For the Years
                                                     Ended December 31,
                                                     2004          2003
                                                  -----------  ------------
Operating Activities
Net (loss) income from operations               $(1,143,271)   $  112,973
Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Gain on extinguishment of debt                            -    (3,156,487)
Loss on foreclosure of property                           -     2,100,000
Provision for impairment                          1,260,701       833,000
Minority interest                                  (135,817)        7,686
Changes in other assets and liabilities:
Receivables                                         60,847             -
Accounts payable and accrued expenses              (50,218)       (89,411)
Other                                                 (456)       (36,559)
                                                  -----------  ------------
Net Cash Used in Operating Activities               (8,214)      (228,798)
                                                  -----------  ------------
Investing Activities
Issuance of notes receivable                      (304,000)    (1,666,000)
Investment in joint venture                        (40,000)
                                                  -----------  ------------
Net Cash Used in Investing Activities             (344,000)    (1,666,000)
                                                  -----------  ------------
Net Decrease in Cash and Cash Equivalents         (352,214)    (1,894,798)
Cash and cash equivalents - Beginning of Year      358,011      2,252,809
                                                  -----------  ------------
Cash and cash equivalents - End of Year              5,797        358,011
                                                  =========== ============
Supplemental Disclosure of Cash Flow Information:
Interest paid                                     $     -0-   $        -0-
                                                  =========== ============
Income taxes paid                                 $     -0-   $        -0-
                                                  =========== ============
F-6

     See accompanying notes to consolidated financial statements
                                                                             20

                              KNIGHT FULLER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Summary of Significant Accounting Policies Organization and Basis of Presentation

When we refer to "we," "our," or "us" "the Company" or "KFI" in this document, we mean the corporation (Knight Fuller, Inc.) as well as all of our consolidated subsidiaries. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company was the general partner of KFI Properties. KFI Properties was formed in April, 2002 to merge with and into Resources Accrued Mortgage Investors LP - Series 86 ("RAM 86").

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has nominal assets and limited operations with which to create operating capital. Since its inception, it has incurred losses. It has an accumulated deficit of $1,247,592 at December 31, 2004. Even though KFI has acquired businesses, it may not have enough capital to successfully manage them. The Company may use unlimited leverage to acquire additional businesses or assets, and its operations may not provide sufficient cash flow to service the resulting debt. These and other factors raise substantial doubt about the company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Due to the Restructuring, KFI and KFI Properties L.P. owned all of the assets formerly belonging to RAM 86. At the time of the consummation of the Restructuring, RAM 86 did not own any real estate assets. RAM 86 held fee title to the Richmond Comfort Inn, which it acquired upon the foreclosure of one of its original mortgage loans. The land, building and improvements were pledged to collateralize the mortgage loan payable. On February 18, 2003, RAM 86's hotel property was lost through foreclosure. At the date of foreclosure, the property had a book value of $2,100,000. Accordingly, RAM 86 recorded a loss of F-7
$2,100,000 on disposal of property.

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

Principles of Consolidation

The accompanying consolidated financial statements reflect the accounts of the Company consolidated with its controlled subsidiary. All significant inter company transactions and balances have been eliminated.
                                                                             21
Use of Estimates

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

Valuation of Long-Lived Assets

We evaluate the recoverability of our long-lived assets under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (" SFAS 144"). SFAS 144 requires management to review for impairment of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. When such an event occurs, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized.
                                                                             22
We assess the impairment in value to our long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. We record an impairment loss for the difference between the estimated fair value of the asset and its carrying amount. Significant factors, which would trigger an impairment review, include the following:

- significant negative industry trends;
- significant changes in technology;
- significant underutilization of the asset; and
- significant changes in how the asset is used or is planned to be used.

Write-down for Impairment

 The Company provides write-downs for impairment based upon a periodic review of the assets, including promissory notes, in its portfolio. Assets are carried at the lower of depreciated cost or estimated fair value. In performing this review, management considered the estimated fair value of the assets based upon the undiscounted future cash flows, as well as other factors, including the prospects for the repayment of receivables. During the year ended December 31, 2003 management decided there was significant uncertainty relating to the probability of repayment of the promissory note receivable from SHC, and accordingly discounted the estimated fair value of the note by 50%. During the year ended December 31, 2004, the note was exchanged for shares of common stock of SHC, and the common stock was declared as a dividend to be distributed to the Company's shareholders after registration of the common stock, which is now being held by SHC as escrow agent. Because the determination of estimated fair value is based upon projections of future economic events, which are inherently subjective, the amount ultimately realized at disposition may differ materially from the carrying value at each year-end.

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

Revenue Recognition

We recognize revenue for (1) services, when the services are rendered; and (2) manufacturing and selling activities, at the time of sale. We do not recognize revenue until (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collection is reasonably assured. Our monthly billings for our services are presented in advance of rendering the related services. Deferred revenue consists of these billings in advance and are recognized in the month that the services are rendered.
                                                                             23
Financial Instruments and Concentration of Credit Risk

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

Note 2: Related Party Transactions (Continued)

On October 1, 2003, KFI loaned $1 million in the form of an unsecured promissory note (the "Note") to an affiliated company, Sutter Holding Company, Inc. ("SHC"). The Note bore interest at 8% per annum. Interest was payable monthly commencing on December 6, 2003. The Note was payable on demand. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000 through additional cash advances. In March and June 2004, KFI further modified the Note due from SHC to increase the face value of the Note for additional cash advances of $225,248 and accrued interest of $78,752, and to allow SHC to defer monthly payments for up to one year. The entire principal balance of the Note and interest accrued was due on June 30, 2005. However, because uncertain conditions existed regarding the collectibility of the Note, a provision for impairment of $833,000 was recorded at December 31, 2003, which represented 50% of the outstanding Note balance. During the year ending December 31, 2004, the Company recorded an additional impairment on the outstanding balances of all advances to SHC.

In March, 2004, KFI entered into a joint venture agreement (the "Joint Venture") with Progressive Lending, LLC ("Progressive"), a mortgage banking company wholly owned by SHC. KFI agreed to contribute $80,000 to the Joint Venture, and Progressive agreed to contribute furniture, computers, other office equipment, and personnel, to open a mortgage banking office in Las Vegas, Nevada. KFI and Progressive agreed to each participate in 50% of the profits and losses of the Joint Venture. In addition, KFI had an option to acquire 100% of the Joint Venture by issuing 100,000 shares of KFI common stock to Progressive. During the year ended December 31, 2004, $40,000 was contributed to the Joint Venture. In March, 2004, KFI entered into a line of credit agreement with Progressive. Under the agreement, KFI agreed to provide a warehouse line of credit to Progressive with a maximum loan amount of $100,000. Progressive will pay a $40 origination fee per draw, and 10% interest on the balances outstanding.

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




Note 2: Related Party Transactions (Continued)

On July 23, 2004, the Company entered into an acquisition agreement with Opus International LLC whereby we agreed to exchange 100 shares of Knight Fuller preferred stock and 350,000 shares of Knight Fuller voting common stock for 350,469 shares of common stock of Celtron International, Inc. ("CII"), which is less than 20% of the outstanding stock of Celtron. As a result of this transaction, control of the Company was transferred to Opus International LLC. Simultaneously, the Company agreed to accept 347,373 shares of the common stock of its affiliate, Sutter Holding Company. ("SHC"), in exchange for notes receivable from SHC totaling $2,035,948 including accrued but unpaid interest receivable, a receivable from SHC's subsidiary totaling $40,000 plus accrued interest of $3,717 and cash totaling $4,570. The SHC shares were valued, in good faith, by the board of directors, at $.60 per share.

On July 30, 2004, the Company declared a property dividend, consisting of the 347,373 shares of SHC common stock, to be distributed, pro rata, to KFI's shareholders of record at July 22, 2004. Because SHC was to receive a dividend of 126,140 shares of its own common stock, the 126,140 shares were deemed to have been delivered to the Company and then deemed to have been distributed to SHC at $0.60 per share, or $75,864. Because the remaining shares cannot be distributed to KFI shareholders until they are registered with the Securities and Exchange Commission, on July 30, 2004, we executed an escrow agreement with SHC, whereby we appointed SHC escrow agent to hold the remaining 221,233 shares of SHC common stock until registered with the SEC.



Note 3: Acquisitions

Effective July 23, 2004, amending and replacing an agreement originally dated September 10, 2004, Celtron International, Inc.("CII") capitalized KFI with 100% of the issued and outstanding common stock of CII's newly formed subsidiary, Paycell, Inc., in exchange for 10,000,000 or our common stock, representing approximately 94% of the then issued and outstanding KFI common stock. As a result, Paycell,Inc. became a wholly owned subsidiary of Celtron International.

On November 1, 2004, Celtron and its subsidiary Orbtech Holdings, and Orbtech subsidiary, CreditPipe (Pty), Ltd. entered into an agreement with Knight Fuller and its subsidiary PayCell, Inc. to sell PayCell, 50% of CreditPipe's Postillian Financial Switch, and 50% of the common stock of CreditPipe, with an option to purchase up to 60% of CreditPipe. The Postilion Financial switch, licensed from Mosaic Software, enables CreditPipe and PayCell to become their own acquiring house with direct entry into the banking network to switch and effect financial transactions, specifically on mobile commerce and credit card transactions originating from the businesses of CreditPipe and PayCell. The consolidated financial statements of Knight Fuller, Inc. as of and for the year ended December 31, 2004 include the financial activity of CreditPipe from the date of acquisition.

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

                                                                             24

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

Other Matters

On April 28, 2005, the company's independent accountant, Stark Winter Schenkein & Co., LLP, 7535 East Hampden Avenue, Suite 109, Denver, Colorado 80231, resigned, without issuing a report on the company's financial statements.
Stark Winter Schenkein claimed that, with regard to an October 1, 2003 loan in the original principal amount of $1 million that the Registrant made to Sutter Holding Company, a reporting company affiliated with the Registrant by virtue of the fact that the former officers of the company were also officers of Sutter, appears to have violated Section 402 of the Sarbanes Oxley Act, which makes it unlawful for any issuer, directly or indirectly, including through any subsidiary, to extend or maintain credit, to arrange for the extension of credit, or to renew an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof) of that issuer. The company contends that the loan did not violate Section 402, because it was not a loan to an officer or director, and that the company's management and control changed on July 30, 2004. The Registrant is conducting a full investigation of the matter, and will take appropriate action if it is determined that a violation of Section 402 has, in fact, occurred.
                                                                             27

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

2. The Board verified that the accountant was a member in good standing of the Public Company Accounting Oversight Board (PCAOB).

3. The Board verified that the accountant was capable of exercising objective and impartial judgment on all issues encompassed within its potential engagement, and that no member of the firm had any interest or relationship with any officer, director or principal shareholder.

Audit Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the former principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements is approximately the sum of $25,418, which all related to the review and audit of Company financial statements.

Tax Fees

Fees in the amount of $17,600 were paid to the former accountant for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

Other Fees

Other fees of $1,000 were paid to the former accountant for services related to the review of the consolidated financial statements in the Company's S-4 Registration Statement.

All audit and non-audit services that may be provided by our principal accountant to the Company shall require pre-approval by the Board. Further, our auditor shall not provide those services to the Company specifically prohibited by the Securities and Exchange Commission, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.
                                                                             28
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of June, 2005.

Knight Fuller, Inc.


By:  /s/ Ronald Pienaar
     ---------------------
     Chief Executive Officer

     June 6, 2005

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

Date: June 6, 2005

/s/ Ronald Pienaar
-----------------------
Ronald Pienaar
Chief Executive Officer
                                                                             30
                                                                  Exhibit 32.2


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

Date: June 6, 2005

/s/ Stephen Hallock
-----------------------
Stephen Hallock
Chief Financial Officer
                                                                             31
                                                                  Exhibit 32.3

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


/s/ Ronald Pienaar

_____________________
Ronald Pienaar
Chief Executive Officer
Date: June 6, 2005
                                                                  Exhibit 32.4
                                                                             32
         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                           PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

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


/s/ Stephen Hallock
-----------------------
Stephen Hallock
Chief Financial Officer
Date: June 6, 2005