Form 10KSB/A
period 2004-12-31
KNIGHT FULLER INC
filed 2005-08-03
CIK 1172939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

                  Amended Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934



          For the fiscal year ended              Commission File Number
               December 31, 2004                       333-87968
              -------------------                     -----------


                               KNIGHT FULLER, INC.
                             ----------------------
        (exact name of small business issuer as specified in its charter)



        Delaware                                          45-0476087
-----------------------                       ---------------------------------
(State of organization)                       (IRS Employer Identification No.)


    190 N. Canon Drive, Suite 420, Beverly Hills, CA               90210
   ---------------------------------------------------------       -----
          (Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code:    (408) 247-9955
                                                       -------------

                   4020 Moorpark Road, Suite 108, San Jose, CA 95117
         -------------------------------------------------------------
        (former name, former address and former fiscal year, if changed)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, CUSIP #499 00N 107
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Resources Accrued Mortgage Investors, LP - Series 86 was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

                                                                           1

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $44,556. The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2004 could not be calculated, as the registrant's common stock was approved for a non priced quotation on the over-the-counter bulletin board, administered by the NASD, but did not trade until the first quarter of 2005.

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


On July 23, 2004, the Company exchanged, with Opus International, LLC, 100 shares of Knight Fuller preferred stock and 350,000 shares of Knight Fuller voting common stock for 350,469 shares of common stock of Celtron International, Inc. ("CII"), which is less than 20% of the outstanding stock of Celtron. As a result of this transaction, control of the Company was transferred to Opus International LLC. Simultaneously, the Company agreed to accept 347,373 shares of the common stock of its affiliate, Sutter Holding Company. ("SHC"), in exchange for notes receivable from SHC totaling $2,035,948 including accrued but unpaid interest receivable, a receivable from SHC's subsidiary totaling $40,000 plus accrued interest of $3,717 and cash totaling $4,570.

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

On February 23, 2005, Celtron International, Inc. and its subsidiary,
Orbtech Holdings, Limited, and Orbtech's operating subsidiary, CreditPipe
(Pty), Ltd. entered into an Amended and Restated Acquisition Agreement with Knight Fuller, Inc. and Paycell, Inc. Under the terms of the Amended and Restated Acquisition Agreement, the former agreements dated September 10, 2004, November 1, 2004, and the license agreement dated May 16, 2004 as modified November 1, 2004, were restated and amended, resulting in Knight Fuller's acquisition of 100% of the outstanding common stock of CreditPipe, in exchange for the sum of $423,000 in cash. The agreement also reduced Celtron's holdings in Knight Fuller common shares from 10 million to 700,000 shares.

On April 19, 2005, in order to complete the separation of Knight Fuller from Celtron, Allen Harington resigned as officer and director of Knight Fuller.

In March 2005, the board of directors passed a new resolution designating the conversion rights of our Class A preferred shares to convert to 100,000 shares for every one preferred share, and an amended certificate of designation was filed with the Delaware Secretary of State.

In March 2005, management discovered that, in October 2004, its former CEO, while still in the employ of Knight Fuller, and two of its directors, while still in the employ of CreditPipe, in violation of their contractual obligations, founded a company which offers mobile credit services in competition with PayCell and CreditPipe, using technology which performs the same functions as our technology. Knight Fuller has applied for copyright registration of its technologies, and has instituted a lawsuit against the former officers and directors in federal court, and CreditPipe has instituted a similar lawsuit in South Africa, for injunctive relief, in order to protect our intellectual property, and damages. This lawsuit was settled in July 2005.
                                                                             4
CURRENT BUSINESS

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Since inception, we have had minimal revenues from our former real estate operations and the only revenues since real estate operations were discontinued have been from our newly acquired subsidiary, CreditPipe. We have historically experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the year ended December 31, 2004 was $1,266,473, which cannot be compared to our net income at December 31, 2003 of $112,973, a figure derived from a combination of losses of $3,035,828 from our discontinued real estate operations and a $3,156,487 accounting gain for extinguishment of debt. The comparison of the two periods is, therefore, not meaningful.

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

As of December 31, 2004, our assets consisted of property and equipment in the amount of $16,420, software in the amount of $202,808, and $315,422 in restricted securities of Celtron International, Inc. Our cash needs are currently being provided by our principal shareholders and we anticipate that our principal shareholders will continue to fund our cash needs during the next twelve months. We have material commitments to Orbtech in the amount of $440,309, pursuant to the amended and restated acquisition agreement, which our principal shareholders have committed to fund. Due to our lack of cash and current liabilities, and the discontinued real estate operations, management believes a comparison of the period ended December 31, 2004 and the period ended December 31, 2003 would not be meaningful.

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

ITEM 8A. CONTROLS AND PROCEDURES

The Registrant's management has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended) as of the period covered by this report. As a result of a routine regulatory review, the Registrant discovered an error in how the acquisition of CreditPipe was accounted for. This required a restatement of the financial statements of the Registrant. New disclosure controls and procedures have been placed into effect after the discovery of the error and the Registrant's certifying officers have concluded that, as of the end of such period, taking into account the restatement, the Registrant's disclosure controls and procedures are effective.

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

On July 23, 2004, the Company exchanged, with Opus International, LLC, 100 shares of Knight Fuller preferred stock and 350,000 shares of Knight Fuller voting common stock for 350,469 shares of common stock of Celtron International, Inc. ("CII"), which is less than 20% of the outstanding stock of Celtron. As a result of this transaction, control of the Company was trans-ferred to Opus International LLC. Simultaneously, the Company agreed to accept 347,373 shares of the common stock of its affiliate, Sutter Holding Company. ("SHC"), in exchange for notes receivable from SHC totaling $2,035,948 including accrued but unpaid interest receivable, a receivable from SHC's subsidiary totaling $40,000 plus accrued interest of $3,717 and cash totaling $4,570.

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

On November 1, 2004, Celtron and its subsidiary Orbtech Holdings, and
Orbtech subsidiary, CreditPipe (Pty), Ltd. entered into an agreement with Knight Fuller and its subsidiary PayCell, Inc. to sell PayCell, 50% of CreditPipe's Postilian Financial Switch, and 50% of the common stock of CreditPipe, with an option to purchase up to 60% of CreditPipe. The Postilion Financial switch, licensed from Mosaic Software, enables CreditPipe and PayCell to become their own acquiring house with direct entry into the banking network to switch and effect financial transactions, specifically on mobile commerce and credit card transactions originating from the businesses of CreditPipe and PayCell.

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

On February 23, 2005, Celtron International, Inc. and its subsidiary,
Orbtech Holdings, Limited, and Orbtech's operating subsidiary, CreditPipe
(Pty), Ltd. entered into an Amended and Restated Acquisition Agreement with Knight Fuller, Inc. and Paycell, Inc. Under the terms of the Amended and Restated Acquisition Agreement, the former agreements dated September 10, 2004, November 1, 2004, and the license agreement dated May 16, 2004 as modified November 1, 2004, were restated and amended, resulting in Knight Fuller's acquisition of 100% of the outstanding common stock of CreditPipe, in exchange for the sum of $423,000 in cash. The agreement also reduced Celtron's holdings in Knight Fuller common shares from 10 million to 700,000 shares.

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

As discussed in Note 9 to the consolidated financial statements, an error in reporting the Company's acquisition of a subsidiary was discovered by management as a result of a regulatory review. Accordingly, the consolidated financial statements have been re-stated to correct the error.

Cordovano and Honeck LLP
------------------------
Cordovano and Honeck LLP
Denver, Colorado
May 28, 2005, except as to notes 1, 2,
3, 7 and 9, which is July 28, 2005

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


    Imowitz Koenig & Co., LLP
-----------------------------
    Imowitz Koenig & Co., LLP
    New York, New York
    March 30, 2004
F-2


                              KNIGHT FULLER, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2004
                                   (RESTATED)


Current Assets
   Cash and cash equivalents                            $   5,797
   Receivables:
      Trade                                                25,522
Other                                                       3,897
   Other current assets                                    12,600
                                                          ---------
       Total Current Assets                                47,816

Marketable securities - related parties                   315,422
Property and equipment, net of accumulated depreciation    16,420

Intangible assets:
   Software, net of accumulated
    amortization of $10,803                               202,808
                                                          ---------
Total Assets                                            $ 582,466
                                                          =========
     Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable and accrued liabilities             $ 162,499
                                                          ---------
     Total Current Liabilities                          $ 162,499
                                                          ---------
Non-Current Liabilities
Due to related parties                                    851,934
Deferred income                                             7,952
                                                          ---------
Total Non-Current Liabilities                             859,887
                                                          ---------
Total Liabilities                                       1,022,386
                                                          ---------
Shareholders' Equity
Common stock, $.0001 par value:
Authorized - 100,000,000 shares
Issued and outstanding   1,375,233 shares                     138
Preferred stock, Series A convertible, $.0001 par value:

Authorized - 100 shares
Issued and outstanding - 100 shares                            -0-
Additional paid in capital                              1,121,181
Accumulated deficit                                    (1,665,030)
Accumulated other comprehensive income                    103,791
                                                       ------------
Total Shareholders'  Equity                              (439,920)
                                                       ------------
Total Liabilities & Shareholders' Equity                $ 582,466
                                                       ============

     See accompanying notes to consolidated financial statements

F-3


                              KNIGHT FULLER, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended
                                                       December 31,
                                                   2004          2003
                                                ---------     ----------
                                               (Restated)
Net Sales and Gross Revenues
   Net Sales                                  $ 102,337       $       -
Operating Income - real estate                        -          53,385
Dividend income                                     227             986
Other income                                     92,993          37,956
Short-term investment interest                        -          42,289
                                                ---------     ----------
      Total  Net Sales and Gross Revenues       195,557         134,616
                                                ---------     ----------
Costs and Expenses
Cost of sales                                    46,426               -
General and administrative expenses             445,535         208,939
Operating expenses - real estate                      -          12,001
Mortgage loan interest expense                        -          16,504
Loss on foreclosure of property                       -       2,100,000
Impairment losses:
Non marketable securities                       132,740
Note receivable                                 973,146         833,000
                                                ---------     ----------
      Total Costs and Expenses                1,597,847       3,170,444
                                                ---------     ----------
Operating Loss Before Extraordinary Item     (1,402,290)     (3,035,828)
Gain on Extinguishment of Debt                        -       3,156,487
                                                ---------     ----------
Net (Loss) Income Before Minority Interest   (1,402,290)        120,659
Minority Interest                               135,817          (7,686)
                                                ---------     ----------
Net (Loss) Income                          $ (1,266,473)      $ 112,973
                                             =============   ============
Basic and Diluted Weighted Average Shares       696,622         325,233
                                             =============   ============
Basic and Diluted Earnings per Share
 Before Extraordinary Item                        (1.82)           0.35
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
                                  =====================   ==========  ==================  =========   ========== ==========



                         Common  Stock     Preferred Stock     Additional Retained  Other Comp-   Total Stock-
                         Shares  Par Value Shares    Par Value Paid-In    Earnings  rehensive     holders'
                                 .0001               .0001     Capital   (Deficit)  Income (Loss) Equity
                        -------- ------    --------  -------  ---------   --------- ------------  -----------
Balances
December 31,
2003                    325,233     33       -0-      -0-     928,528      112,973         -0-      1,041,534
                        -------- ------    --------  -------  ---------   --------- ------------  -----------
Issuance of
common stock
to related
 party                  350,000     35      100       -0-     192,723                                 192,758
Dividends paid                                                             (75,684)                   (75,684)

Retained earnings of subsidiary
 acquired during the year                                                   12,846                    (12,846)

Net loss for the year ended
  December 31, 2004                                                     (1,266,473)                (1,266,473)

Adjustment relative to change
in the terms of acquisition agreement,
including change of purchase price in excess
of cost.                                                                  (423,000)                  (423,000)

Other Comprehensive Income:
Unrealized gain on marketable securities                                              122,664         122,664
Currency translation adjustment                                                       (18,873)        (18,873)

Issuance of common stock
 for acquisition of
 Paycell, Inc. from
 Celtron
 International,
 Inc.                   700,000     70                            70


Balances
- December 31,        -----------------     -------------   ---------   ----------    -------        --------
  2004                 1,375,233    138     100       -0-   1,121,181   (1,665,030)   103,791        (439,920)
                      -----------------     -------------   ---------   ----------    -------        --------

                    See accompanying notes to consolidated financial statements F-5




                              KNIGHT FULLER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                     For the Years
                                                     Ended December 31,
                                                     2004          2003
                                                  -----------  ------------
                                                  (Restated)
Operating Activities
Net (loss) income from operations               $(1,266,473)   $  112,973
Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Gain on extinguishment of debt                            -    (3,156,487)
Loss on foreclosure of property                           -     2,100,000
Depreciation                                         10,189
Provision for impairment                          1,105,886       833,000
Minority interest                                  (  4,073)        7,686
Changes in other assets and liabilities:
Receivables                                          23,408            -
Accounts payable and accrued expenses                11,881       (89,411)
Other                                                (1,684)      (36,559)
                                                  -----------  ------------
Net Cash Used in Operating Activities              (120,886)     (228,798)
                                                  -----------  ------------
Investing Activities
Additions to Property and Equipment                (190,780)            -
Issuance of notes receivable                       (304,000)   (1,666,000)
Investment in joint venture                         (40,000)
                                                  -----------  ------------

Net Cash Used in Investing Activities              (534,780)   (1,666,000)
                                                  -----------  ------------
Financing Activities
 Increase in amounts due to related parties         302,724             -
                                                  -----------  -----------
                                                    302,724             -
                                                  -----------  -----------
Effect of exchange rate changes on
 cash and cash equivalents                              708             -

Net Decrease in Cash and Cash Equivalents          (352,214)   (1,894,798)
Cash and cash equivalents - Beginning of Year       358,011     2,252,809
                                                  -----------  ------------
Cash and cash equivalents - End of Year               5,797       358,011
                                                  =========== ============
Supplemental Disclosure of Cash Flow Information:
Interest paid                                     $     -0-   $        -0-
                                                  =========== ============
Income taxes paid                                 $     -0-   $        -0-
                                                  =========== ============

     See accompanying notes to consolidated financial statements
 F-6


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

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has nominal assets and limited operations with which to create operating capital. Since its inception, it has incurred losses. It has an accumulated deficit of $1,247,592 at December 31, 2004. Even though the Company has acquired businesses, it may not have enough capital to successfully manage them. The Company may use unlimited leverage to acquire additional businesses or assets, and its operations may not provide sufficient cash flow to service the resulting debt. These and other factors raise substantial doubt about the company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Due to the Restructuring, the Company and KFI Properties L.P. owned all of the assets formerly belonging to RAM 86. At the time of the consummation of the Restructuring, RAM 86 did not own any real estate assets. RAM 86 held fee title to the Richmond Comfort Inn, which it acquired upon the foreclosure of one of its original mortgage loans.

The land, building and improvements were pledged to collateralize the mortgage loan payable. On February 18, 2003, RAM 86's hotel property was lost through foreclosure. At the date of foreclosure, the property had a book value of $2,100,000. Accordingly, RAM 86 recorded a loss of $2,100,000 on disposal of property.
F-7


On July 23, 2004, the Company entered into an acquisition agreement with Opus International LLC, whereby the Company agreed to exchange 100 shares of its preferred stock and 350,000 shares of its voting common stock for 350,469 shares of Celtron International, Inc. ("CII"). As a result of this transaction, control of the Company was transferred to Opus International LLC. Simultaneously, the Company agreed to accept 347,373 shares of the common stock of an affiliate, Sutter Holding Corp. ("SHC), in exchange for notes receivable from SHC totaling $2,035,948 including accrued but unpaid interest receivable, a receivable from SHC's subsidiary totaling $40,000 plus accrued interest of $3,717 and cash totaling $4,570.

Principles of Consolidation

The accompanying consolidated financial statements reflect the accounts of the Company consolidated with its controlled subsidiaries. All significant inter company transactions and balances have been eliminated.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over three years.

Valuation of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (" SFAS 144"). SFAS 144 requires management to review for impairment of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. When such an event occurs, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized.

The Company assesses the impairment in value to its long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. The Company records an impairment loss for the difference between the estimated fair value of the asset and its carrying amount. Significant factors, which would trigger an impairment review, include the following:

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

Income Taxes

The Company acocunts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue Recognition

The Company recognizes revenue for (1) services, when the services are rendered; and (2) manufacturing and selling activities, at the time of sale. We do not recognize revenue until (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collection is reasonably assured. Our monthly billings for our services are presented in advance of rendering the related services. Deferred revenue consists of these billings in advance and are recognized in the month that the services are rendered.

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

Effective September 22, 2003, the Restructuring of RAM 86 into KFI Properties, L.P., a limited partnership controlled by the Company, was consummated. As disclosed in the Registration Statement on Form S-4 with the Securities and Exchange Commission and as a result of the Restructuring, each unit of limited partnership interest was converted into one share of Company common stock except in cases where limited partners elected to receive units in KFI Properties, L.P. on the same 1:1 conversion ratio basis.

Through January 16, 2003, RAM Funding, Inc., the investment general partner, Resources Capital Corp., the administrative general partner, and Presidio AGP Corp., the associate general partner (collectively the "Former General Partners"), were ultimately controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. On January 17, 2003, Presidio Capital Investment Company, LLC ("Presidio"), the sole shareholder of RAM Funding, Inc., sold all of the issued and outstanding shares of RAM Funding, Inc. to KFI. As part of this transaction, RAM Funding, Inc. entered into an agreement with Resources Capital Corp. and Presidio AGP Corp., pursuant to which RAM Funding, Inc. was delegated the exclusive right to act on behalf of RAM 86 solely in connection with the Restructuring. Upon consummation of the Restructuring on September 22, 2003, the Former General Partners resigned and the remaining 4.9% General Partners' interest in distributions of RAM 86, held by General Partners other than RAM Funding, Inc., were converted to 16,170 units of KFI Properties L.P. RAM Funding, Inc.'s 0.1% General Partner interest that was converted to common stock of the Company.

The Former General Partners of RAM 86 collectively were allocated 5% or the net income of loss of the Partnership and were entitled to receive 5% of distributions. Such amounts were allocated or distributed 4.8% to the administrative general partner, 0.1% to the investment general partner, and 0.1% to the associate general partner. No distributions had been made for the years ended December 31, 2003 and December 31, 2002, respectively.
F-12

On October 1, 2003, the Company loaned $1 million in the form of an unsecured promissory note (the "Note") to an affiliated company, Sutter Holding Company, Inc. ("SHC"). The Note bore interest at 8% per annum. Interest was payable monthly commencing on December 6, 2003. The Note was payable on demand. On November 6, 2003, the Note was amended to increase the principal amount of the loan to $1,666,000 through additional cash advances. In March and June 2004, KFI further modified the Note due from SHC to increase the face value of the Note for additional cash advances of $225,248 and accrued interest of $78,752, and to allow SHC to defer monthly payments for up to one year. The entire principal balance of the Note and interest accrued was due on June 30, 2005. However, because uncertain conditions existed regarding the collectibility of the Note, a provision for impairment of $833,000 was recorded at December 31, 2003, which represented 50% of the outstanding Note balance. During the year ending December 31, 2004, the Company recorded an additional impairment on the outstanding balances of all advances to SHC.

In March, 2004, the Company entered into a joint venture agreement (the "Joint Venture") with Progressive Lending, LLC ("Progressive"), a mortgage banking company wholly owned by SHC. The Company agreed to contribute $80,000 to the Joint Venture, and Progressive agreed to contribute furniture, computers, other office equipment, and personnel, to open a mortgage banking office in Las Vegas, Nevada. The Company and Progressive agreed to each participate in 50% of the profits and losses of the Joint Venture. In addition, the Company had an option to acquire 100% of the Joint Venture by issuing 100,000 shares of Company common stock to Progressive. During the year ended December 31, 2004, $40,000 was contributed to the Joint Venture. In March, 2004, the Company entered into a line of credit agreement with Progressive. Under the agreement, KFI agreed to provide a warehouse line of credit to Progressive with a maximum loan amount of $100,000. Progressive will pay a $40 origination fee per draw, and 10% interest on the balances outstanding.

On June 10, 2004, Jason K. Moore and R. Michael Collins were appointed to the board to serve as independent directors, and Robert E. Dixon simultaneously resigned. Mr. Dixon continued in his role as Co-Chief Executive Officer.

On June 24, 2004, the Company's board of directors unanimously approved of, and the Company entered into, a new Loan Agreement with SHC, pursuant to which SHC borrowed an additional $120,000 from the Company, (ii) The Company was given the option to convert all or a portion of the Company's debt obligations to the Company into common stock of SHC, and (iii) under certain circumstances, including a change of control, SHC was entitled to repay any and all outstanding debt obligations to the Company using SHC's common stock.

On June 30, 2004, the Company's board of directors unanimously adopted the Certificate of Designation of Rights and Preferences of the Series A Convertible Preferred Stock (the Series A Preferred). Each share of the Series A Preferred is convertible into 500 shares of common stock, and votes on an as-converted basis.

F-13

Note 2: Related Party Transactions (Continued)

On July 23, 2004, the Company exchanged, with Opus International, LLC, 100 shares of Knight Fuller stock and 350,000 shares of Knight Fuller voting common stock for 350,469 shares of common stock of Celtron International, Inc. ("CII"), which is less than 20% of the outstanding stock of Celtron. As a result of this transaction, control of the Company was transferred to Opus International LLC. Simultaneously, the Company agreed to accept 347,373 shares of the common stock of its affiliate, Sutter Holding Company. ("SHC"), in exchange for notes receivable from SHC totaling $2,035,948 including accrued but unpaid interest receivable, a receivable from SHC's subsidiary totaling $40,000 plus accrued interest of $3,717 and cash totaling $4,570. The SHC shares were valued, in good faith, by the board of directors, at $.60 per share.

On July 30, 2004, the Company declared a property dividend, consisting of the 347,373 shares of SHC common stock, to be distributed, pro rata, to the Company's shareholders of record at July 22, 2004. Because SHC was to receive a dividend of 126,140 shares of its own common stock, the 126,140 shares were deemed to have been delivered to the Company and then deemed to have been distributed to SHC at $0.60 per share, or $75,864. Because the remaining shares cannot be distributed to KFI shareholders until they are registered with the Securities and Exchange Commission, on July 30, 2004, we executed an escrow agreement with SHC, whereby we appointed SHC escrow agent to hold the remaining 221,233 shares of SHC common stock until registered with the SEC.

Note 3: Acquisitions

Effective July 23, 2004, amending and replacing an agreement originally dated September 10, 2004, Celtron International, Inc.("CII") capitalized the Company with 100% of the issued and outstanding common stock of CII's newly formed subsidiary, Paycell, Inc., in exchange for 10,000,000 or our common stock, representing approximately 94% of the then issued and outstanding Knight Fuller common stock. As a result, the Company became a wholly owned subsidiary of Celtron International.

On November 1, 2004, Celtron and its subsidiary Orbtech Holdings, and Orbtech subsidiary, CreditPipe (Pty), Ltd. entered into an agreement with Knight Fuller and its subsidiary PayCell, Inc. to sell PayCell, 50% of CreditPipe's Postilian Financial Switch, and 50% of the common stock of CreditPipe, with an option to purchase up to 60% of CreditPipe. The Postilion Financial switch, licensed from Mosaic Software, enables CreditPipe and PayCell to become their own acquiring house with direct entry into the banking network to switch and effect financial transactions, specifically on mobile commerce and credit card transactions originating from the businesses of CreditPipe and PayCell.

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

The consolidated financial statements of Knight Fuller, Inc. as of and for the year ended December 31, 2004 include the financial activity of CreditPipe since the date of acquisition by our affiliate, Orbtech Holdings.
F-14

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

Note 5: Intangible Assets

Software Costs

The Company capitalized certain computer software costs that we acquired for use in our credit card and administration operations. We amortize the costs under the straight-line method based on the estimated useful life of the software. As of December 31, 2004, the carrying value of the capitalized software costs were $202,808, which is net of $10,803 in accumulated amortization.

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

F-15

Note 7: Preferred Stock

The company has 100 shares of preferred stock authorized and outstanding, which are each convertible to 100,000 shares of common stock. In the event of liquidation, each preferred share is entitled to participate with the holders of the common stock as if it had been converted to common stock.

Other Matters

On April 28, 2005, the Company's independent registered public accounting firm, Stark Winter Schenkein & Co., LLP, 7535 East Hampden Avenue, Suite 109, Denver, Colorado 80231, resigned, without issuing a report on the Company's financial statements. Stark Winter Schenkein claimed that, with regard to an October 1, 2003 loan in the original principal amount of $1 million that the Registrant made to Sutter Holding Company, a reporting company affiliated with the Registrant by virtue of the fact that the former officers of the Company were also officers of Sutter, appears to have violated Section 402 of the Sarbanes Oxley Act, which makes it unlawful for any issuer, directly or indirectly, including through any subsidiary, to extend or maintain credit, to arrange for the extension of credit, or to renew an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof) of that issuer. The Company contends that the loan did not violate
Section 402, because it was not a loan to an officer or director, and that the Company's management and control changed on July 30, 2004. The Registrant is conducting a full investigation of the matter, and will take appropriate action if it is determined that a violation of Section 402 has, in fact, occurred.


Note 8: Re-statement
On July 27, 2005, as a result of a routine regulatory review by the Securities and Exchange Commission, the Registrant's board of directors concluded that the financial statements for the year ended December 31, 2004 as issued in the Registrant's annual report on Form 10K-SB could no longer be relied upon because of an error in determining the correct period in which to book the acquisition of 100% of CreditPipe (Pty) Ltd. The error was corrected by booking the acquisition in the fourth quarter of 2004 instead of the first quarter of 2005.

As further discussed in Note 3, on November 1, 2004, the Registrant and its wholly owned subsidiary, PayCell, Inc., entered into an agreement with its former parent company, Celtron International, Inc., and Celtron's operating subsidiary, Orbtech Holdings, Ltd., whereby the Registrant acquired 50% of the outstanding common stock of CreditPipe (Pty) Ltd. and 50% of CreditPipe's interest in a Postilion Switch, a software product that facilitates the banking side of credit card transactions. In late January or early February, it was determined that the Postilion Switch and CreditPipe's mobile credit card processing technology would not work as expected in the U.S. market, so the agreement was superseded in February 2005, by an agreement whereby the Registrant upgraded its acquisition from 50% to 100% of the outstanding capital stock of CreditPipe.

We booked the acquisition of 50% of CreditPipe in our financial statements in the fourth quarter of 2004 and for the upgrade to 100% in the first quarter of 2005. Instead, under generally accepted accounting principles, we should have booked the upgrade from 50% to 100% in 2004.

The restatement did not affect the balance sheet at December 31, 2004.

The following table shows the effect of the restatement on the consolidated statement of operations for the year ended December 31, 2004. The restatement had no effect on the consolidated statement of operations for the year ended December 31, 2003.

                                             As Reported    As Restated
                                            -------------  -------------
Net Sales                                     $ 44,556      $    102,337
Dividend income                                    227               227
Other income                                  $ 92,956      $     92,993
Total  Net Sales and Gross Revenues           $137,739      $    195,557
Cost of sales                                  $ 7,737      $     46,426
General and administrative expenses           $148,389      $    445,535
Impairment losses:
Acquisition of subsidiary                     $154,815      $          -
Total Costs and Expenses                    $1,416,827      $  1,597,847
Operating Loss Before Extraordinary Item   $(1,279,088)     $ (1,402,290)
Net (Loss) Income Before Minority Interest $(1,279,088)     $ (1,402,290)
Net (Loss) Income                          $(1,143,271)     $ (1,266,473)
Basic and Diluted Weighted Average Shares  $ 3,589,955      $    696,622
Basic and Diluted Earnings per Share        $               $
Before Extraordinary Item                   $    (0.32)     $      (1.82)
Basic and Diluted Earnings per Share
After Extraordinary Item                    $    (0.32)     $      (1.82)

The following table shows the effect of the restatement on the consolidated statement of changes in shareholder's deficit:

                                        As Reported           As Restated
                                        -----------           -----------
Number of common shares outstanding     10,675,233             1,375,233
Par value                              $     1,068           $       138
Additional paid-in capital               1,120,251           $ 1,121,181
Retained Deficit                       $(1,247,592)          $(1,665,030)
Other comprehensive income             $    97,979           $   103,791


The following table shows the effect of the restatement on the consolidated statement of cash flows for the year ended December 31, 2004. The restatement had no effect on the consolidated statement of cash flows for the year ended December 31, 2003:

                                                 As Reported       As Restated
                                                 -----------       -----------
Operating Activities
Net (loss) income from operations               (1,143,271)      (1,266,473)
Adjustments to reconcile net (loss) income
 to net cash used in operating activities:
Depreciation                                   $         -        $    10,189
Provision for impairment                       $ 1,260,701        $         -
Minority interest                              $  (135,817)       $ 1,105,886
Other                                          $         -        $    (4,073)
Changes in other assets and liabilities:       $                  $
Receivables                                    $    60,847        $    23,408
Accounts payable and accrued expenses          $   (50,218)       $    11,881
Other                                          $      (456)       $    (1,684)
Net Cash Used in Operating Activities          $    (8,214)       $  (120,866)
Additions to property                          $         -        $  (190,780)
Net Cash Used in Investing Activities          $  (344,000)       $  (534,780)
Increase in amounts due related party          $         -        $   302,724
Net Cash Used in Investing Activities          $         -        $   302,724
Effect of exchange rate change on cash         $         -        $       708

F-16

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

Knight Fuller, Inc.


By:  /s/ Ronald Pienaar
     ---------------------
     Chief Executive Officer

     August 1, 2005

                                                                             29
                                                                  Exhibit 32.1

                                 CERTIFICATIONS

I, Ronald Pienaar, certify that:

1. I have reviewed this annual report on Form 10KSB of Knight Fuller, Inc.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in the report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or personas performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 1, 2005

Ronald Pienaar
-----------------------
Ronald Pienaar
Chief Executive Officer

                                                                             30
                                                                  Exhibit 32.2
                                  CERTIFICATIONS

I, Stephen Hallock, certify that:

1. I have reviewed this annual report on Form 10KSB of Knight Fuller, Inc.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in the report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or personas performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 1, 2005



Stephen Hallock
-----------------------
Stephen Hallock
Chief Financial Officer
                                                                             31
                                                                  Exhibit 32.3

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                           PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Knight Fuller, Inc. on Form 10KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Ronald Pienaar, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the ompany.


Ronald Pienaar
-----------------------
Ronald Pienaar
Chief Executive Officer
Date: August 1, 2005
                                                                  Exhibit 32.4
                                                                             32
         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                           PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

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


Stephen Hallock
-----------------------
Stephen Hallock
Chief Financial Officer
Date: August 1, 2005



                                                                             33