Form 10QSB/A
period 2005-03-31
KNIGHT FULLER INC
filed 2005-08-03
CIK 1172939

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                              KNIGHT FULLER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED) MARCH 31, 2005
                                   (Restated)

Current Assets
   Cash and cash equivalents                               27,874
   Accounts and notes receivable                           21,747
   Other current assets                                     8,338
                                                        -----------
       Total Current Assets                                57,959

Investments - marketable securities
of related parties at fair value                          385,505

Property and equipment, net of
 accumulated depreciation                                  12,075

Intangible Assets
Unamortized software costs                                182,253
                                                        -----------
Total Assets                                              637,793
                                                        ===========

                       Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable and accrued liabilities               165,065
                                                        -----------
Non-Current Liabilities
Due to related parties                                    933,245
Deferred income                                             9,346
Total Non-current Liabilities                            $942,590
                                                        -----------
Total Liabilities                                       1,107,656
                                                        -----------
Shareholders' Equity
Common stock                                                  138

Additional paid in capital                              1,121,181
Accumulated deficit                                    (1,782,694)
Accumulated other comprehensive income                    191,512
                                                        -----------
Total Shareholders'  Equity                              (469,863)
                                                        -----------
Total Liabilities & Shareholders' Equity               $  637,793
                                                        ===========

F-1

                                                                            2

                              KNIGHT FULLER, INC.
                      Condensed Consolidated Statement of
                        Changes in Shareholders' Equity
                                   (Unaudited)
                                    (Restated)

                Common Stock        Preferred Stock    Additional  Retained   Other Comp-   Total Stock-
              Shares  Par Value   Shares    Par Value  Paid-In     Earnings   rehensive     holders'
                          .0001              .0001     Capital    (Deficit)   Income        Equity
              ----------   -----    -----    -------  ---------   ---------   ------------  -----------
Balances at
 December 31,
  2004         1,375,233   138       100       -     1,121,181   (1,665,030)   103,791     (439,920)

Net loss                                                           (117,664)               (117,664)

Other comprehensive income:

Unrealized gain on marketable securities                                       70,083        70,083
Currency translation adjustment                                                17,638        17,638
              ----------   -----    -----    -------  ---------   ---------   ------------  -----------
Balances
March 31,
2005           1,375,233    138      100       -     1,121,181  (1,782,694)    191,512     (469,863)
              ==========   =====    =====    ======= ========== ===========   ===========  ============

F-2

                                                                             3
                              Knight Fuller, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                  Three Months Ended
                                                 March 31,          March 31,
                                                   2005               2004
                                                ------------      ------------
                                                 (Restated)
Net Sales and Gross Revenues
   Net Sales                                       38,714               -
Dividend income                                         -             138
Other income                                            -              80
Short-term investment interest                          -          11,107
                                                ------------      ------------
      Total  Net Sales and Gross Revenues           38,714         11,325
                                                ------------      ------------
Costs and Expenses
Cost of sales                                        6,569              -
General and administrative expenses                 48,690         49,835
Research and development expenses                        -
Other operating expenses                           101,120
Provision for Impairment                                           63,358
                                                ------------      ------------
      Total Costs and Expenses                     156,379        113,193
                                                ------------      ------------
Net Loss Before Extraordinary Gain                (117,664)      (101,868)
Extraordinary Gain
Adjustment relative to change in terms
 of acquisition agreement                                -              -
                                                ------------      ------------
Net Loss                                          (117,664)      (101,868)
                                                ============      ============
Basic and diluted loss per share                     (0.09)         (0.31)
                                                ============      ============
Weighted average common shares outstanding        1,375,233        325,233
                                                ============      ============
F-3

                                                                             4

                              KNIGHT FULLER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                  Three Months Ended
                                                March 31,        March 31,
                                                  2005             2004
                                              ------------     ------------
                                               (Restated)
Operating Activities
Net loss                                       (117,664)         (101,868)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation                                      2,812                 -
Provision for impairment                              -            63,358
Changes in other assets and liabilities:
Receivables                                       7,672                 -
Miscellaneous receivables                             -           (14,141)
Other current assets                              4,261                 -
Accounts payable                                  2,566                 -
Accounts payable and accrued expenses                 -            27,750
Deferred income                                   1,394                 -
Other                                                 -            11,413
                                              ------------     ------------
Net Cash Used in Operating Activities          ( 98,959)          (13,488)
                                              ------------     ------------
Investing Activities
Issuance of notes receivable                          -           (91,107)
Short term investment                                 -           (62,500)

Investment in joint venture                           -           (40,000)
                                              ------------     ------------
Net Cash Used in Investing Activities                 -          (193,607)
                                              ------------     ------------
Financing Activities
Loans received from related parties              82,465                 -
                                              ------------     ------------
Net Cash Provided by Financing Activities        82,465
                                              ------------     ------------

Effect of exchange rate changes on cash and
 cash equivalents                                38,571                 -
                                              ------------     ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                22,077          (207,095)

Cash and cash equivalents - Beginning of Year     5,797           358,011
                                              ------------     ------------
Cash and cash equivalents - End of Year          27,874           150,916
                                              ============     ============
F-4
5

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

Note 4: Re-statement

On July 27, 2005, as a result of a routine regulatory review by the Securities and Exchange Commission, the Registrant's board of directors concluded that the financial statements for the year ended December 31, 2004 and quarter ended March 31, 2005,as issued in the Registrant's annual report on Form 10K-SB and Form 10Q-SB, respectively, could no longer be relied upon because of an error in determining the correct period in which to book the acquisition of 100% of CreditPipe (Pty) Ltd. The error was corrected by recording the acquisition in the fourth quarter of 2004 instead of the first quarter of 2005.

As further discussed in Note 3, on November 1, 2004, the Registrant and its wholly owned subsidiary, PayCell, Inc., entered into an agreement with its former parent company, Celtron International, Inc., and Celtron's operating subsidiary, Orbtech Holdings, Ltd., whereby the Registrant acquired 50% of the outstanding common stock of CreditPipe (Pty) Ltd. and 50% of CreditPipe's interest in a Postillion Switch, a software product that facilitates the banking side of credit card transactions. In late January or early February 2005, it was determined that the Postillion Switch and CreditPipe's mobile credit card processing technology would not work as expected in the U.S. market, so the agreement was superseded in February 2005, by an agreement whereby the Registrant upgraded its acquisition from 50% to 100% of the outstanding capital stock of CreditPipe.

We originally recorded the acquisition of 50% of CreditPipe in our financial statements in the fourth quarter of 2004 and for the increase to 100% in the first quarter of 2005. Instead, under generally accepted accounting principles, we should have recorded the upgrade from 50% to 100% in 2004.

The following table shows the effect of the restatement on the consolidated balance sheet for the quarter ended March 31, 2005. The restatement had no effect on the consolidated balance sheet for the quarter ended March 31, 2004:

                                         As Reported            As Restated
                                         -----------            ------------
Cash and cash equivalents               $      27,874          $     27,874
Accounts and notes receivable           $      21,747          $     21,747
Other current assets                    $      11,205          $      8,338
Total Current Assets                    $      60,826          $     57,959
Investments - marketable securities
 of related parties, at fair value      $     385,505          $    385,505
Property and equipment, net of
 accumulated depreciation               $      12,075          $     12,075
Intangible Assets
Unamortized software costs              $    182,253           $    182,253
Unamortized goodwill                    $    573,364           $          -
Total Assets                            $  1,214,024           $    637,793


Accounts payable and accrued liabilities  $   165,065          $    165,065
Non-Current Liabilities
Due to related parties                    $   933,245          $    933,245
Deferred income                           $     9,346          $      9,346
Total Liabilities                         $ 1,107,656          $  1,107,656
Stockholders' Equity
Common stock                              $       138          $        138
Additional paid-in capital                $ 1,121,181          $  1,121,181
Accumulated deficit     $ (1,211,225)     $(1,782,694)
Accumulated other comprehensive income    $   196,274          $    191,512
Total Shareholders' Equity                $   106,368          $   (469,863)
Total Liabilities & Shareholders' Equity  $ 1,214,024          $    637,793


The following table shows the effect of the restatement on the consolidated statement of operations for the quarter ended March 31, 2005. The restatement had no effect on the consolidated statement of operations for the quarter ended March 31, 2004:

Net Sales                                         $ 38,714      $ 38,714
Total  Net Sales and Gross Revenues               $ 38,714      $ 38,714
Cost of sales                                     $  6,569      $  6,569
General and administrative expenses               $ 48,690      $ 48,690

Impairment losses:
Research and development expenses               $  165,000    $        -
Other operating expenses                           101,120       101,120
Total Costs and Expenses                        $  321,379    $  156,379
Operating Loss Before Extraordinary Item        $ (282,664)   $ (117,664)
Adjustment relative to change in terms
 of acquisition agreement                       $  131,051    $        -
Net (Loss) Income                               $ (151,613)   $ (117,664)
Basic and Diluted Weighted Average Shares        6,851,900     1,375,233
Basic and Diluted Earnings per Share            $             $
Before Extraordinary Item                       $    (0.04)   $        -
Basic and Diluted Earnings per Share
After Extraordinary Item                        $    (0.02)   $    (0.09)


The following table shows the effect of the restatement on the consolidated statement of changes in shareholder's deficit as of March 31, 2005:

                                         As Reported            As Restated
                                         -----------            ------------
Number of common shares outstanding        1,375,233            1,375,233
Par value                                $       138        $         138
Additional paid-in capital               $ 1,121,181        $   1,121,181
Retained Deficit                         $(1,211,225)       $  (1,782,694)
Other comprehensive income               $   191,512        $     191,512


The following table shows the effect of the restatement on the consolidated statement of cash flows for the quarter ended March 31, 2005. The restatement had no effect on the consolidated statement of cash flows for the quarter ended March 31, 2003:

                                             As Reported        As Restated
                                             -----------        ------------
Operating Activities
Net (loss) income from operations              (151,613)           (117,664)
Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Depreciation                                  $   2,812           $   2,812
Deficit book value of acquired subsidiary     $(150,364)          $       -
Changes in other assets and liabilities:      $                   $
Receivables                                   $   7,672           $   7,672
Other current assets                          $   1,395           $   4,261
Accounts payable and accrued expenses         $   2,566           $   2,566
Deferred income                               $   1,394           $   1,394
Net Cash Used in Operating Activities         $(286,138)          $ (98,959)
Increase in amounts due related party         $ 297,223           $  82,465
Net Cash Used in Financing Activities         $ 297,223           $  82,465
Effect of exchange rate change on cash        $  10,992           $  38,571


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

As of March 31, 2005, we had a working capital deficit of $107,106, compared to a working capital deficit of $114,683 for December 31, 2004. This must be read in conjunction with the notes to the financial statements of December 31, 2004. We believe that our current cash needs for at least the next twelve months can be met by our revenues.

Results of Operations

For the three months ended March 31, 2005, compared to the three months ended March 31, 2004.

Revenues

Total revenues amounted to $38,714 for the three months ended March 31, 2005 compared to $0 for the corresponding period in the prior year, an increase of $38,714. This increase was primarily a result of our acquisition of CreditPipe
(Pty) Ltd.

Operating Expenses

Costs and expenses amounted to $156,379 for the three months ended March 31, 2005 compared to $113,193 for the corresponding period in the prior year, an increase of $43,186. This increase was primarily the result of initial expenses incurred for the acquisition of CreditPipe.

Net Income or Loss

Net loss amounted to $117,664 for the three months ended March 31, 2005 compared to a net loss of $101,868 for the corresponding period in the prior year, an increase of $15,796. The net loss increase was primarily due to initial expenses incurred for the acquisition of CreditPipe.

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

                                                                             6
ITEM 3. CONTROLS AND PROCEDURES

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 2005, the Registrant filed a complaint against its former officers and directors, Bruce A. Brown, Brandon Sandiford, Neil Davis, and against Vertigo Networks, LLC, in the United States District Court for the Central District of California, for injunctive relief and damages arising from the theft of our proprietary credit card processing software and entering into direct competition with us. The complaint alleges seven causes of action for violation of the Computer Fraud and Abuse Act, Violation of the Copyright
Act, RICO, Injunctive Relief, Misappropriation of Trade Secrets, Breach of Fiduciary Duty and Unfair Competition.

A companion case was initiated by our subsidiary, CreditPipe (Pty) Ltd., against Brandon Sandiford, Neil Davis, and Vertigo, S.A., in South Africa, alleging breach of a covenant not to compete and injunctive relief. A temporary order of seizure and examination of evidence was issued against the defendants in April 2005, and a hearing on the preliminary injunction is set for August 2005.

In the second quarter of 2005, the former officers and directors filed a cross action in South Africa and Mosaic Software instituted an action against KFI in South Africa for alleged monies due for the Postilion Switch license.

As of July 2005 all lawsuits were settled in a global settlement.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended March 31, 2005.
                                                                             7
ITEM 5.  OTHER INFORMATION

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

                                                                             8
                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KNIGHT FULLER, INC.



BY:  /s/ Ronald Pienaar
     -----------------------
      Ronald Pienaar
      Chief Executive Officer
      August 1, 2005

                                                                            10
                                                                  Exhibit 32.1

                                 CERTIFICATIONS

I, Ronald Pienaar, certify that:

1. I have reviewed this quarterly report on Form 10KSB of Knight Fuller, Inc.

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

Date: August 1, 2005

Ronald Pienaar
-----------------------
Ronald Pienaar
Chief Executive Officer


                                                                          9

                                                                  Exhibit 32.2
                                CERTIFICATIONS
                                --------------

I, Stephen Hallock, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Knight Fuller, Inc.

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

Date: August 1, 2005



Stephen Hallock
-----------------------
Stephen Hallock
Chief Financial Officer

                                                                         10
                                                                  Exhibit 32.3

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                           PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knight Fuller, Inc. on Form 10KSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Ronald Pienaar, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Ronald Pienaar
-----------------------
Ronald Pienaar
Chief Executive Officer
Date: August 1, 2005
                                                                  Exhibit 32.4

                                                                         11
         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                           PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Knight Fuller, Inc. on Form 10QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Stephen Hallock, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Stephen Hallock
-----------------------
Stephen Hallock
Chief Financial Officer
Date: August 1, 2005


                                                                            12