Form 10QSB
period 2005-06-30
KNIGHT FULLER INC
filed 2005-08-16
CIK 1172939

Unknown;

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number 333-87968

Knight Fuller, Inc.

______________________________________________

(Exact name of small business issuer as specified in its charter)

Delaware	45-0476087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 N. Canon Drive, Suite 420	90210
Beverly Hills, CA
(Address of principal executive office	(Zip Code

Registrant's telephone number, including area code (310) 275-4290

(former name, former address and former fiscal year, if changed)

Check whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ X_ No____

The number of shares of common stock, $0.0001 par value, outstanding as of August 12, 2005 was 5,384,004.

Transitional Small Business Disclosure Format (check one): Yes ___No__X__

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Knight Fuller, Inc.
Condensed Consolidated Balance Sheet
June 30, 2005
(Unaudited)

Current Assets
Cash and cash equivalents	$18,934
Accounts and notes receivable	25,465
Other current assets	12,525
Total Current Assets	56,923

Investments - marketable securities of related parties, at fair value	273,366
Property and equipment, net of accumulated depreciation	15,781
Intangible Assets
Unamortized software costs	172,053

Total Assets	$518,123

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$154,241

Non-Current Liabilities
Due to related parties	657,601

Total Liabilities	811,842

Shareholders' Equity
Common stock	390
Additional paid in capital	8,720,129
Accumulated deficit	(9,116,633)
Accumulated other comprehensive income	102,395
Total Shareholders' Equity	(293,719)

Total Liabilities & Shareholders' Equity	$518,123

Knight Fuller, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

Six Months Ended	Three Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net Sales and Gross Revenues
Net Sales	$118,153	$-	$79,439	$-
Dividend income	-	219	-	81
Other income	-	4,049	-	3,969
Short-term investment interest	-	16,345	-	5,238
Total Net Sales and Gross Revenues	118,153	20,613	79,439	9,288

Costs and Expenses
Cost of sales	59,486	-	52,917	-
General and administrative expenses	118,668	57,127	69,978	7,292
Stock-based compensation:
Consultant expense	390,000		390,000
Other operating expenses	192,402		91,282
Provision for Impairment		225,248	-	161,890
Total Costs and Expenses	760,556	282,375	604,177	169,182

Net Loss before income taxes	(642,403)	(261,762)	(524,738)	(159,894)

Provision for income taxes	-	-	-	-

Net Loss	$(642,403)	$(261,762)	$(524,738)	$(159,894)

Basic and diluted loss per share	$(0.33)	$(0.80)	$(0.27)	$(0.49)

Weighted average common
shares outstanding	1,951,257	325,233	1,951,257	325,233

Knight Fuller, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
	Six Months Ended
	June 30,	June 30,
	2005	2004

Operating Activities
Net loss	(642,403)	(261,762)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	5,392	-
Provision for impairment	-	225,248
Stock-based compensation	390,000
Changes in other assets and liabilities:
Receivables	3,954	-
Miscellaneous receivables	-	-
Other current assets	75	-
Accounts payable	(8,258)	-
Accounts payable and accrued expenses	-	(31,264)
Deferred income	(7,952)	-
Other	-	2,692
Net Cash Used in Operating Activities	$(259,192)	$(65,086)

Investing Activities
Acquisition of property and equipment	(7,381)	-
Issuance of notes receivable to affiliates	-	(225,248)
Short term investment	-	(62,500)
Redemption of short-term investment		62,500
Investment in joint venture	-	(40,000)
Net Cash Used in Investing Activities	(7,381)	(265,248)

Financing Activities
Net increase in amounts due to related parties	5,667	-
Issuance of common stock	200,000
Net Cash Provided by Financing Activities	205,667	-

Effect of exchange rate changes on cash and
cash equivalents	74,043	-

Net Increase (Decrease) in Cash and Cash Equivalents	13,137	(330,334)

Cash and cash equivalents - Beginning of Period	5,797	358,011

Cash and cash equivalents - End of Period	$18,934	$27,677

Noncash financing and investing activities:

Common stock issued for debt	$400,000	$-

Accrued interest on notes receivable to affiliates	$-	$78,752

Knight Fuller, Inc.
Condensed Consolidated Statement of Changes in Shareholders' Equity (Deficit)
(Unaudited)

Compre-
Common Stock	Preferred Stock	Additional	Retained	Other	Total	hensive
Shares	Par Value	Shares	Par Value	Paid-In	Earnings	Comprehensive	Stockholders'	Income
$.0001 per share	$.0001 per share	Capital	(Deficit)	Income	Equity	(Loss)

Balances at December 31, 2004	1,375,233	$138	100	$-	$1,121,181	$(1,665,030)	$103,791	$(439,920)

Net loss for the six months ended June 30, 2005						(642,403)		(642,403)	$(642,403)

Common stock issued for conversion of
preferred shares	1,900,000	190	(19)		5,537,360	(5,537,550)		0

Common stock issued for the reduction of
debt	400,000	40			1,671,610	(1,271,650)		400,000

Common stock issued for stock-based
compensation	120,000	12			389,988			390,000

Issuance of common stock under stock option
plan	101,500	10			(10)
Other comprehensive income:
Unrealized gain on marketable securities							(42,056)	(42,056)	(42,056)
Currency translation adjustment							40,660	40,660	40,660

Total comprehensive income (loss) for the six-
months ended June 30, 2005									$(643,799)
Balances - June 30, 2005	3,904,004	$391	81	$-	$8,720,128	$(9,116,633)	$102,395	$(293,719)

KNIGHT FULLER, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2005 (unaudited)

Note 1: Basis of presentation

The consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2004, and should be read in conjunction with the notes thereto.

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

Note 2: Related Party Transactions

The Company has 100 shares of preferred stock authorized and outstanding, which are each convertible to 100,000 shares of common stock.  In the event of liquidation, each preferred share is entitled to participate with the holders of the common stock as if it had been converted to common stock.  On June 28, 2005 the board of directors authorized the conversion of 19 preferred shares held by Opus International, LLC (“Opus”) for 1,900,000 shares of the Company’s common stock.  The transaction was valued at estimated fair value of the common stock based on the quoted market price on the date of conversion.  The conversion resulted in a deemed dividend to Opus.  We accounted for the deemed dividend, which was a noncash transaction, as a beneficial conversion charge to retained earnings of approximately $5.5 million with a corresponding credit to paid-in-capital.

During the six months ended June 30, 2005, the board of directors approved the exchange of 400,000 shares of the Company’s common stock to reduce its debt to Opus International, LLC, a related party, by $400,000.  The transaction was valued based on the quoted market price of our common stock (approximately $1.7 million.)  We accounted for the excess of the fair value of the common stock issued over the amount of debt forgiven, or approximately $1.3 million, as a deemed distribution to Opus.  Accordingly, we charged retained earnings approximately $1.3 million for the deemed distribution with a corresponding credit to paid-in-capital.

The Company issued 101,500 shares to former officers and directors of the Company, under stock options previously granted.

As of December 31, 2004 the Company was indebted to Opus International LLC (Opus) in the total amount of $187,980 for working capital advances. During the six months ended June 30, 2005 the Company received additional advances of $869,621. The Company reduced the amount due Opus by $400,000 in exchange for 400,000 shares of the Company’s common stock (see note 4).  As of June 30, 2005 the Company was indebted to Opus in the total amount of $657,601.  This amount is reflected as due to related parties in the acco,panying condensed, consolidated financial statements.

As of December 31, 2004 the Company was indebted to a subsidiary of Celtron International, Inc. in the amount of $252,329 related to the purchase of software. During the six months ended June 30, 2005, the Company repaid in full all the indebtedness to the Celtron subsidiary.

Note 3: Acquisition agreement

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

Under the terms of an Amended and Restated Agreement, the previous agreements discussed above were replaced in their entirety. In exchange for $423,000, Orbtech transferred 100% of the common stock to Knight Fuller.  In addition, the original 10 million shares previously advanced to Celtron by Knight Fuller in exchange for the common stock of Paycell were reduced to 700,000 shares.  The purchase of 100% of CreditPipe was recorded during the year ended December 31, 2004 and is reflected in the Company’s financial statements for the year then ended, and for the six months ended June 30, 2005.

Note 4: Intangible assets

Software Costs

The Company capitalized certain computer software costs that we acquired for use in our credit card and administration operations. The software costs are amortized under the straight-line method based on the estimated useful life of the software.  As of June 30, 2005, the carrying value of the software costs was $172,053, which is net of $9,051 in accumulated amortization.  The Company did not have any software costs at June 30, 2004.

The Company did not incur any amortization charges relative to the software costs during the six months ended June 30, 2005 due to certain software costs not yet placed in service.

Estimated aggregate amortization for the next four years is:

2005	$30,000
2006	60,000
2007	60,000
2008	22,000
$172,000 =======

Note 6: Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in there being no provision for income taxes for the six-month periods ended June 30, 2005 and June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time.  The discussion of the Registrant’s liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant’s operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.  This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

 Liquidity and Capital Resources

Knight Fuller, Inc.’s (the “Company” or “KFI”) consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  It has experienced significant losses since inception.  These and other potential issues raise substantial doubt about KFI’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KFI uses cash and cash equivalents as its primary measure of liquidity. As of June 30, 2005, KFI's cash and cash equivalents increased by $13,137 since December 31, 2004 to $18,934. The decrease is due primarily to cash used in operating activities

Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

None of the recently issued accounting standards had any effect on the Registrant’s financial statements.

Results of Operations

The Six Months ended June 30, 2005 compared to the Six Months ended June 30, 2004

Revenues

Total revenues amounted to $118,153 for the six months ended June 30, 2005 compared to $0 for the corresponding period in the prior year, an increase of $118,153.  This increase was a result of the acquisition of CreditPipe (Pty) Ltd. by the Company’s operating subsidiary; PayCell, Inc.

Operating Expenses

Costs and expenses amounted to $760,556 for the six months ended June 30, 2005 compared to $282,375 for the corresponding period in the prior year, an increase of $478,181.  This increase was primarily the result of $390,000 in stock based compensation being booked as an operating expense.

Net Income or Loss

Net loss amounted to $642,403 for the six months ended June 30, 2005 compared to net income of $261,762 for the corresponding period in the prior year, an increase of  $380,641.  The increase is primarily attributed to the expense taken for stock based compensation and the increase in operating expenses resulting from the acquisition of CreditPipe.

ITEM 3. CONTROLS AND PROCEDURES

The Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended) as of the period covered by this report.  Based on such evaluation, the Registrant’s Chief Executive Officer has concluded that, as of the end of the such period, the Registrant’s disclosure controls and procedures are effective.

There have not been any changes in the Registrant’s internal control over financial reporting (as defined in Rule 13-a 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In Marc 2005, the Registrant filed a complaint in the United States District Court for the Central District of California, Case No. CV 05 2653,, against former officers and directors, Neil Davis, Brandon Sandiford and Bruce Brown, and Vertigo Networks, LLC, requesting injunctive relief and damages under the Copyright Act, the Computer Fraud and Abuse Act, RICO, unfair competition, breach of fiduciary duty and misappropriation of trade secrets.  Its subsidiary, CreditPipe, filed a similar action in the High Court of South Africa, case number 17018/2005.   Neil Davis and Brandon Sandiford then filed, in May 2005, an action against Knight Fuller, Inc., CreditPipe, Celtron International, Inc. and Orbtech Holdings; Ltd., in the High Court of South Africa, Case No. 20890/05, seeking damages and affirmative relief under the contract by which CreditPipe was originally purchased by Celtron International, Inc.  In April 2005, Mosaic Software filed a liquidation action in the High Court of South Africa against CreditPipe, seeking damages for an alleged breach of contract for purchase of Postilion switch software, Case No. 19353/05.  All cases were settled in a global settlement agreement in July 2005.  The terms of the settlement agreement are confidential.  There was no other litigation to which the Company was a party pending in the period covered by this report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following securities were issued during the period covered by this report and were not registered under the Securities Act.

On or about April 5, 2005, the Registrant issued 300,000 shares of its common stock to an affiliate; a sophisticated investor who had access to all corporate and financial information, in exercise of an option to purchase up to 500,000 shares of common stock.  Consideration for the exercise of the option was the discharge of $300,000 in debt owed to the related party, in reliance upon Section 4(2) of the Securities Act of 1933.

On or about May 20, 2005, the Registrant issued 100,000 shares of its common stock to an affiliate; a sophisticated investor who had access to all corporate and financial information, in exchange for the discharge of $100,000 owed to the related party by the Registrant, in reliance upon Section 4(2) of the Securities Act of 1933.

On or about June 23, 2005, the Registrant converted 19 shares of Series A Preferred Stock to 1,900,000 shares of its common stock to an affiliate; a sophisticated investor who had access to all corporate and financial information, pursuant to Section 4(2) of the Securities Act of 1933.

On or about August 4, 2005, the board of directors, pursuant to the consent of 2/3 of the holders of the Series A Preferred Stock and the authority granted them in the Certificate of Incorporation and By Laws, approved amended the Certificate of Designation of Rights and Preferences of the Series A Convertible Preferred Stock of Knight Fuller, Inc., reducing the conversion rate of the preferred to common stock from 100,000 common shares for every one preferred share to 20,000 common shares for every one preferred share, and filed the certificate with the Secretary of State of Delaware.

ITEM 5.  SUBMISION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders for the period covered by this report.

ITEM 5.  OTHER INFORMATION

On June 21, 2005, the Registrant filed a preliminary information statement, proposing the merger of its defunct partnership, KFI Properties, L.P., an entity with no operations, no assets and no liabilities, so that it would be merged with the Registrant and its separate entity status terminated.  On or about August 5, 2005, the Registrant’s board of directors, with the consent of the limited partner, dissolved the limited partnership and cancelled its certificate of limited partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: 31.1 Rule 13a-14(a)/15d-14(a) Certification 31.2 Rule 13a-14(a)/15d-14(a) Certification 32.1 Section 1350 Certification. 32.2 Section 1350 Certification

(b) Reports on Form 8-K:

April 12, 2005

Amended change of accountants to Stark Winter Schenkein

April 27, 2005

Amended change of accountants to Stark Winter Schenkein

April 28, 2005

Amended change of accountants to Start Winter Schenkein

May 2, 2005

Resignation of Allen Harington

May 5, 2005

Resignation of accountants Stark Winter Schenkein

May 13, 2005

Appointment of accountants Cordovano and Honeck

June 7, 2005

Amended change of accountants to Cordovano and Honeck

Item 9.  Financial Statements and Exhibits

(c) Exhibit 4.6  Third Amended Certificate of Designation

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT FULLER, INC.

By:

Ronald Pienaar

Chief Executive Officer

By:

Stephen Hallock

Chief Financial Officer