Form 10QSB
period 2005-09-30
KNIGHT FULLER INC
filed 2005-11-22
CIK 1172939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    --------------

                        Commission file number 333-87968

                               KNIGHT FULLER, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                     45-0476087
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

           3407 Winona Avenue
           Burbank, California                              91504
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: 818-559-4333

         --------------------------------------------------------------
           (Former name, former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Number of shares of Knight Fuller, Inc. common stock issued and outstanding as of November 18, 2005: 56,286,392.

                               KNIGHT FULLER, INC.

                                   Form 10-QSB




                                Table of Contents


                                                                            Page
PART I.       FINANCIAL INFORMATION

   Item 1     Financial Statements:
                 Consolidated Condensed Balance Sheet (unaudited)              1
                 Consolidated Condensed Statements of Operations
                    and Comprehensive Income (unaudited)                       3
                 Consolidated Condensed Statement of Stockholders'
                    Deficit (unaudited)                                        4
                 Consolidated Condensed Statements of Cash Flows
                    (unaudited)                                                5
                 Notes to Consolidated Financial Statements
                    (unaudited)                                                7

   Item 2     Management's Discussion and Analysis or Plan of Operation       11

   Item 3     Controls and Procedures                                         22

PART II.      OTHER INFORMATION

   Item 1     Legal Proceedings                                               22

   Item 2     Unregistered Sales of Equity Securities and Use of Proceeds     22

   Item 3     Defaults Upon Senior Securities                                 23

   Item 4     Submission of Matters to a Vote of Security Holders             23

   Item 5     Other Information                                               23

   Item 6     Exhibits                                                        23

SIGNATURES                                                                    25

                         PART I-- FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                               Knight Fuller, Inc.
                      Consolidated Condensed Balance Sheet
                               September 30, 2005
                                   (Unaudited)



                                    ASSETS
                                                                  Sept. 30, 2005
                                                                  --------------
Current Assets
   Cash and cash equivalents                                       $    136,991
   Investment in marketable securities                                  259,347
   Accounts receivable, net of allowance for doubtful
    accounts of $40,000                                                 569,998
   Other current assets                                                 238,431
                                                                   ------------

       Total Current Assets                                           1,204,767
                                                                   ------------

Revenue-Earning Equipment
   Musical instruments                                                1,485,005
   Broadcasting equipment                                             3,923,490
   Less accumulated depreciation                                     (1,315,810)
                                                                   ------------

       Total revenue-earning equipment, net                           4,092,685
                                                                   ------------

Property and Equipment
   Land                                                                 275,000
   Building                                                             837,677
   Leasehold improvements                                             3,023,052
   Machinery and equipment                                              426,530
   Furniture and fixtures                                               324,120
   Less accumulated depreciation                                     (2,263,583)
                                                                   ------------

       Total property and equipment, net                              2,622,796
                                                                   ------------

Other Assets
   Deposits                                                              48,689
   Note receivable                                                       24,000
   Debt issuance costs, net                                             128,520
                                                                   ------------

       Total Other Assets                                               201,209
                                                                   ------------

        Total Assets                                               $  8,121,457
                                                                   ============


              See accompanying notes to these financial statements

                               Knight Fuller, Inc.
                Consolidated Condensed Balance Sheet (continued)
                               September 30, 2005
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities                                               Sept. 30, 2005
                                                                   -------------
    Accounts payable and accrued expenses                          $  2,689,458
    Loans and lines of credit                                           387,747
    Current portion of related party notes payable                      377,050
    Current portion of deferred rent liability                           59,734
    Current portion of lease obligations                                333,540
    Current portion of notes payable                                    437,828
                                                                   ------------

        Total Current Liabilities                                     4,285,357
                                                                   ------------

Long Term Liabilities
    Deferred rent liability, less current portion                       113,307
    Capital lease obligations, less current portion                   1,148,407
    Notes payable (includes $75,000 related party
      payable), less current portion                                  5,180,762
                                                                   ------------

        Total Long Term Liabilities                                   6,367,476
                                                                   ------------

          Total Liabilities                                          10,727,833
                                                                   ------------

Interest of consolidated variable interest entity                       419,878
                                                                   ------------

Stockholders' Deficit
    Common stock, $.0001 par value, 100,000,000
      shares authorized, 55,656,390 shares issued
      and outstanding                                                     5,566
    Additional paid-in capital                                       17,153,958
    Notes receivable from stockholders and related party             (1,066,484)
    Accumulated deficit                                             (19,213,921)
    Accumulated other comprehensive income                               94,627
                                                                   ------------

          Total Stockholders' Deficit                                (3,026,254)
                                                                   ------------

            Total Liabilities and Stockholders' Deficit            $  8,121,457
                                                                   ============


              See accompanying notes to these financial statements

                               Knight Fuller, Inc.
    Consolidated Condensed Statements of Operations and Comprehensive Income
             For the Three Months Ending September 30, 2005 and 2004
                                   (Unaudited)

                                                   Sept. 30, 2005 Sept. 30, 2004
                                                    -------------  -------------


Revenues                                            $  1,521,675   $  1,121,023

Cost of revenues                                         690,922        642,586
                                                    ------------   ------------

Gross profit                                             830,753        478,437
                                                    ------------   ------------

Operating Expenses:

    Salaries and wages                                 1,235,635        481,734

    Selling, general, and administrative expenses      3,732,984        461,216
                                                    ------------   ------------

        Total operating expenses                       4,968,619        942,950
                                                    ------------   ------------

      Loss from Operations                            (4,137,866)      (464,513)
                                                    ------------   ------------

Other Income (Expense)

    Interest income                                       17,870            789

    Interest expense                                    (344,318)       (89,214)

    Beneficial conversion feature on debt             (7,168,615)            --
                                                    ------------   ------------

        Total other expense                           (7,495,063)       (88,425)
                                                    ------------   ------------

      Loss before provision for income of variable
        interest entity                              (11,632,929)      (552,938)

      Provision for income taxes                              --             --

      Provision for income of variable interest
        entity                                           (43,115)       (18,135)
                                                    ------------   ------------

      Net loss                                       (11,676,044)      (571,073)

      Unrealized gain on marketable securities            94,627             --
                                                    ----------------------------

      Comprehensive loss                            $(11,581,417)  $   (571,073)
                                                    ============================



      Net loss per share (basic and diluted)        $      (0.26)  $      (0.01)
                                                    ============   ============

      Number of shares used in calculation
        (basic and diluted)                           44,246,990     40,000,000
                                                    ============   ============


              See accompanying notes to these financial statements

                               Knight Fuller, Inc.
            Consolidated Condensed Statement of Stockholders' Deficit
             For the Period from July 1, 2005 to September 30, 2005
                                   (Unaudited)



                                   Common Stock             Additional
                                Shares        Amount     Paid-in Capital
                             ------------  ------------  ---------------


Balances at July 1, 2005       40,000,000  $      4,000  $       219,990

   Issuance of stock for
      consulting services       2,480,000           248        2,343,352

   Issuance of shares due
      to reverse merger         5,524,004           552          164,168

   Conversion of debt to
      equity                    7,585,719           759       14,326,455

   Sale of common stock
      for cash                     66,667             7           99,993

   Advances to stockholders
      and related party                --            --               --

   Unrealized gain on
      marketable securities            --            --               --

   Net loss                            --            --               --
                             ------------  ------------  ---------------

Balances at September
      30, 2005                 55,656,390  $      5,566  $    17,153,958
                             ============  ============  ===============


                               Notes Receivable
                              from stockholders       Accumulated Other        (Accumulated        Total Stockholders'
                              and related party     Comprehensive Income          Deficit)           Equity (Deficit)
                            ---------------------   ---------------------  ---------------------   -------------------

Balances at July 1, 2005    $          (1,024,958)  $                  --  $          (7,537,877)  $        (8,338,845)

   Issuance of stock for
      consulting services                      --                      --                     --             2,343,600

   Issuance of shares due
      to reverse merger                        --                      --                     --               164,720

   Conversion of debt to
      equity                                   --                      --                     --            14,327,214

   Sale of common stock
      for cash                                 --                      --                     --               100,000

   Advances to stockholders
      and related party                   (41,526)                     --                     --               (41,526)

   Unrealized gain on
      marketable securities                    --                  94,627                     --                94,627

   Net loss                                    --                      --            (11,676,044)          (11,676,044)
                            ---------------------   ---------------------  ---------------------   -------------------

Balances at September
      30, 2005              $          (1,066,484)  $              94,627  $         (19,213,921)  $        (3,026,254)
                            =====================   =====================  =====================   ===================


              See accompanying notes to these financial statements

                                  Knight Fuller, Inc.
                 Consolidated Condensed Statements of Cash Flows
                For the Three Months Ending September 30, 2005 and 2004
                                   (Unaudited)

                                                                 Sept. 30, 2005  Sept. 30, 2004
                                                                  -------------  --------------
Cash flows used for operating activities:
    Net Loss                                                      $(11,676,044)  $   (571,073)
    Adjustments to reconcile net loss to net cash used
      for operating activities:
        Income of consolidated variable interest entity                 43,115         18,135
        Non-cash marketing revenue                                      (5,387)        (4,574)
        Depreciation of revenue-earning equipment                      177,761         28,297
        Depreciation of other property, plant, and equipment           151,650         72,955
        Noncash compensation of consultants with common stock        2,343,600             --
        Amortization of debt issuance cost                              24,859          6,758
        Benificial conversion feature on debt                        7,168,615             --

    Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                     (97,259)         7,768
        Decrease (increase) in other current assets                    (72,510)        52,633
        (Increase) in deposits                                           1,675         (5,460)
        Increase in accounts payable and accrued expenses              313,112         45,858
        Increase (decrease) in deferred rent liabilities               (24,925)        27,874
        Increase in deferred revenue                                        --             --
                                                                  ------------   ------------
             Net cash used for operating activities               $ (1,651,738)  $   (320,829)
                                                                  ------------   ------------

Cash flows used for investing activities:
        Purchases of musical instruments                               (12,876)       (31,964)
        Purchases of broadcasting equipment                            (27,880)       (51,561)
        Purchases of other property and equipment                      (83,135)      (111,583)
        Loans to related party for Las Vegas venture                   (17,838)            --
        Repayment from related party for Las Vegas venture                  --         25,000
        Loans to officers                                                   --        (41,538)
        Loans to shareholders of consolidated variable
          interest entity                                              (23,688)            --
                                                                  ------------   ------------
             Net cash used for investing activities               $   (165,417)  $   (211,646)
                                                                  ------------   ------------

Cash flows provided by (used for) financing activities:
        Payments on lines of credit                                    (24,723)       (29,022)
        Payments on notes payable (not related parties)                (69,168)       (29,955)
        Payments on capital lease obligations                           18,749        (14,880)
        Proceeds from lines of credit                                       --         11,470
        Proceeds from issuance of related party note payable            75,000             --
        Proceeds from issuance of convertible notes                  1,791,000        381,500
        Proceeds from issuance of common stock                         100,000             --
                                                                  ------------   ------------
             Net cash provided by financing activities            $  1,890,858   $    319,113
                                                                  ------------   ------------


              See accompanying notes to these financial statements

                    Center Staging Musical Productions, Inc.
           Consolidated Condensed Statements of Cash Flows (continued)
                   For the Years Ending June 30, 2005 and 2004
                                   (UNAUDITED)

                                                     Sept 30, 2005 Sept 30, 2004
                                                     ------------- -------------

    Increase (decrease) in cash and cash equivalents $     73,703  $   (213,362)

    Cash and cash equivalents, beginning of period         63,288       610,703

    Cash and cash equivalents in consolidated
      variable interest entity, July 1, 2004                   --        22,022
                                                     ------------  ------------

    Cash and cash equivalents, end of period         $    136,991  $    419,363
                                                     ============  ============




Supplemental disclosures of cash flow information:

    Cash paid for interest                           $    179,055  $     31,527
                                                     ============  ============

    Cash paid for income taxes                       $         --  $         --
                                                     ============  ============


Supplemental disclosure of non-cash investing and financing activities:

    Instruments obtained for marketing
      considerations                                           --  $     10,506
                                                     ============  ============

    Issuance of shares due to reverse merger         $    164,168  $         --
                                                     ============  ============

    Conversion of debt to equity                     $  7,163,228  $         --
                                                     ============  ============

    Convertible debt subscribed                      $         --  $     35,000
                                                     ============  ============


              See accompanying notes to these financial statements

                               Knight Fuller, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (unaudited)
1.       Nature of Operations

         On August 17, 2005, Knight Fuller, Inc. ("Knight Fuller") acquired all the outstanding shares of CenterStaging Musical Productions, Inc. ("CenterStaging"), in exchange for 42,480,000 restricted shares of its common stock in a reverse triangular merger (the "Merger"). The acquisition has been accounted for as a reverse merger (recapitalization) with CenterStaging deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of CenterStaging, as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value, and those of Knight Fuller (the legal acquirer) since the Merger. The retained earnings of the accounting acquirer have been carried forward after the acquisition and CenterStaging's basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer.

         For purposes of these financial statements, references to the "Company" shall mean Knight Fuller and its wholly owned subsidiary CenterStaging.

         The Company is engaged primarily in: (i) providing production and support services for live musical performances at televised award shows; (ii) renting its studio facilities to musicians for rehearsal, production and recording; and (iii) renting musical instruments and related equipment for use at its studios and other venues. In 2004, the Company formed a division, rehearsals.com, to engage in the ownership, development and commercial utilization of entertainment content. The Company's business plan is to develop and produce audio-visual content of various established musical artists and partner with individuals or companies that control various forms of established or developable content. Additionally, the Company may promote artists with brand and licensing partners.

Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. These unaudited interim condensed financial statements should be read in conjunction with the Current Report on Form 8-K/A, dated October 31, 2005, containing audited financial statements of the accounting acquirer (CenterStaging) as of and for the two years ended June 30, 2005.

Basis of Consolidation

         The consolidated financial statements include the accounts of Knight Fuller and its wholly owned legal subsidiary, CenterStaging. All significant intercompany accounts and transactions have been eliminated upon consolidation.

         The Company is the primary beneficiary of a variable interest entity
(VIE), Jan and Johnny, Inc. Jan and Johnny, Inc. is owned by Jan Parent and Johnny Caswell, directors and executive officers of the Company, who together owned 39.9% of the outstanding Common Stock of the Company as of September 30, 2005. The Company adopted FIN 46(R) effective July 1, 2004. This requires that the Company consolidate the activities of the VIE into its financial statements. During the quarters ended September 30, 2005 and 2004, all intercompany balances have been eliminated in consolidation.

Comprehensive Income

         The Company holds marketable securities that are available for sale. The unrealized gain from changes in its market value since August 17, 2005 is reflected in other comprehensive income. The Company has no items of other comprehensive income (loss) for the quarter ended September 30, 2005.

2.       Equity Transactions

Conversion of 10% Convertible Notes

      As of August 17, 2005, the Company had issued convertible notes (the "Convertible Notes") in an aggregate principal amount of $6,719,800 to accredited investors in a private offering exempt from registration under the Securities Act of 1933, including Convertible Notes in the aggregate principal amount of $1,791,000 issued from July 1, 2005 to August 17, 2005. The Convertible Notes bear interest at 10% per annum and were due and payable on December 31, 2005. The Convertible Notes were convertible, at the option of either the holder or the Company, only if the Company (a) conducted a firmly underwritten public offering registered under the Securities Act of 1933 or (b) merged with a public company (or subsidiary of a public company) by December 31, 2005, into shares of the Company or the surviving entity at 50% of the market price of the Common Stock. The terms of the Notes included a provision stating that in no event may each $1,000 principal amount of the Convertible Notes convert into more than .0027% or less than .0022% of the number of shares held by the four existing shareholders of the Company (no more than 1,080 shares and no less than approximately 880 shares).

         The proceeds from the issuance of the Convertible Notes were primarily used to repay debt under the Company's bank borrowings, acquire assets, and for general working capital purposes.

         On September 27, 2005 the Company converted the Convertible Notes of $6,719,800 and $448,815 (principal and accrued interest respectively) into an aggregate of 7,585,719 shares of common stock at a conversion price of $0.945 per share.

         The Merger on August 17, 2005, was the primary triggering event which provided the company the ability to determine the associated beneficial conversion feature of the convertible notes. Previously, the Company was not able to ascertain the value, if any, of the convertible feature due to the triggering event not occurring until August 17, 2005. The amount, of $7,168,615, allocated to the beneficial conversion feature embedded in the debentures, which was amortized in full at conversion, was determined in accordance with provisions of EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments.


Common Stock Issued for Services

         The Company issued an aggregate of 2,480,000 restricted shares of common stock to various consultants in connection with the Merger. The Company recognized an expense of $2,343,600 pursuant to guidelines of EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" from this issuance. Fair value of the common stock issued was based on pricing models using prevailing financial market information with specific reference to the price per share that the holders of the Convertible Notes received upon conversion of their Notes (i.e. $0.945/share).


         The Company issued no common stock for services during the three months ended September 30, 2004.

Sale of Common Stock

         In September 2005, the Company sold 66,667 shares of its restricted common stock for $1.50 per share to an accredited investor. The proceeds will be used for working capital purposes.

3.       Related Party Transactions

Note Payable to Officer

         In July 2005, Jan Parent, a director, executive officer and shareholder of the Company loaned the Company $75,000 (included in notes payable). The note bears interest at 9% per annum and is due in 2010.

Transactions with Jan and Johnny, Inc.

Operating Lease

         The Company leases one of the buildings at its Burbank facility from Jan and Johnny, Inc. The lease provides for monthly payments starting at $30,000 with a 5% escalation clause, expires in 2008, and contains a renewal option for an additional five years. Effective July 1, 2004, Jan and Johnny, Inc., was consolidated with the Company pursuant to guidelines of FIN 46R, and thus all intercompany transactions were eliminated.

4.       Variable Interest Entities

         The Company leases one of the buildings at its Burbank facility from Jan and Johnny, Inc., an entity established for the sole purpose of acquiring and leasing the building. Under FIN-46R, Jan and Johnny, Inc. is a variable interest entity and the Company is the primary beneficiary. Therefore, the Company has consolidated the lessor in its consolidated financial statements. The land and building have a carrying value of $896,277 with related mortgage debt of $3,131,681 as of September 30, 2005.

5. Segments: Production and Support Services and Rentals, and "rehearsals.com" Operations

         The Company manages its operations through two business segments: production and support services and rental of musical instruments and rehearsal studio space, and "rehearsals.com" operations. The Company derives its revenues from production and support services and the rental of musical instruments and rehearsal studio space. In 2004, the Company started a new division called "rehearsals.com". The "rehearsals.com" division is focused on obtaining musical content, video taping of rehearsals by various artists, for distribution through the Internet. During the three months ended September 30, 2005 and 2004, the activity in the "rehearsals.com" division was limited to purchase of audio and video production equipment and the development of the recording studio space.

         Administrative functions such as finance, treasury and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. During 2005 and 2004, there were no transactions between the two segments. The operating costs of each segment are captured discretely within each segment. The Company's property and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

         Summary financial information for the two reportable segments is as follows:


                                               Sept. 30, 2005  Sept. 30, 2004
                                               --------------  --------------
Production Services and Rental Operations:
Net sales                                      $    1,521,675  $    1,121,023
Operating loss                                      2,709,462          74,483
Identifiable assets                                 3,367,416       3,251,066
Accounts receivable, net                              569,998         488,227
Property and Equipment, net                         1,579,542       1,694,017
REE, net                                              493,089         515,458

Rehearsals.com Operations:
Net sales                                                   0               0
Operating loss                                      1,428,404         390,030
Identifiable assets                                 4,867,018         113,970
Accounts receivable, net                                    0               0
Property and equipment, net                         1,043,254          62,409
REE, net                                            3,599,596          51,561


                                              Sept. 30, 2005      Sept. 30, 2004
                                              --------------      --------------
Consolidated Operations:
Net sales                                     $    1,521,675      $    1,121,023
Operating loss                                     4,137,866             464,513
Identifiable assets                                8,121,457           3,365,036
Accounts receivable, net                             569,998             488,227
Property and equipment, net                        2,622,796           1,756,426
REE, net                                           4,092,685             567,019

6.       Litigation and Contingencies

         The Company does not know of any material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation. The Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

7.       Going Concern

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company experienced net losses of $11,676,044 and $571,073 for the three months ended September 30, 2005 and 2004, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of September 30, 2005, has an accumulated deficit of $19,213,921. These matters, among others, raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Historically, management has been able to raise additional capital. During the three months ended September 30, 2005, the Company obtained an additional $1,791,000 in capital. Additionally, the Company converted $7.2 million of Convertible Notes into shares of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

8.       Subsequent Events

Sale of Common Stock

         During the period October 1, 2005 to November 18, 2005, the Company sold 630,002 restricted shares of its common stock for $1.50 per share to various accredited investors. The proceeds will be used for working capital purposes.

Contract for Services and Stock Warrants

         In October 2005, the Company entered into a binding letter of intent with MLB Advance Media, L.P. ("BAM"). The letter of intent, although binding, contemplates that the parties will negotiate and execute a definitive agreement consistent with the terms of the letter of intent.

         Under the letter of intent, CenterStaging engaged BAM to provide at BAM's expense certain services in connection with the exploitation by CenterStaging and its rehearsals.com division of its audio-visual and audio content in interactive media, including PC-based Internet, wireless/mobile, satellite and IPTV. These services include: (i) building, hosting and operating websites; (ii) providing interactive media marketing expertise; (iii) providing marketing, customer service, sponsorship and advertising sales support; and (iv) overseeing merchandise production and fulfillment and other activities. CenterStaging may exploit its audio-visual and audio content in interactive media only with BAM, but BAM will not acquire any rights to such content.

         The agreement is for a term of five years, and provides that BAM will participate in the revenues generated from CenterStaging's certain interactive media activities. In addition, BAM is entitled to warrants to purchase an aggregate of 2,500,000 shares of the Company's Common Stock in three tranches. The first tranche is for 800,000 shares at an exercise price of $2.50 per share and will be issued upon the earlier of execution of the definitive agreement or December 31, 2005. Each of the other two tranches is for 850,000 shares, will be issued only if the agreement has not been terminated and CenterStaging achieves specified cumulative revenues ($75 million for the first tranche and $125 million for the second tranche), and will have exercise prices equal to the market price on the date of issuance. Each of the warrants will expire three years from the date of issuance.

Item 2.           Management's Discussion and Analysis or Plan of Operation

Safe Harbor Statement

         We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-QSB contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions, identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

         Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

         On August 17, 2005, Knight Fuller, Inc. ("KF") acquired CenterStaging Musical Productions, Inc., a California corporation ("CenterStaging"), through a reverse triangular merger (the "Merger") of KF Merger Sub, Inc., a wholly owned subsidiary of KF formed for this purpose ("Merger Sub"), with and into CenterStaging. The Merger was effected pursuant to an Agreement and Plan of Merger, also entered into on August 17, 2005 (the "Merger Agreement"), by and among KF, CenterStaging, Merger Sub, the four principal shareholders of CenterStaging, Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent and other parties. CenterStaging was the surviving corporation in the Merger and became our wholly owned subsidiary, and Merger Sub disappeared.

         Prior to the Merger, all of the outstanding shares of KF Series A Preferred Stock (the "Series A Preferred") were converted into shares of KF common stock at the rate of 20,000 shares of KF common stock for each share of Series A Preferred, or a total of 1,620,000 shares of common stock. Following the conversion and immediately prior to the Merger, we had outstanding 5,524,004 shares of common stock.

         Pursuant to the Merger Agreement, the eight shareholders of CenterStaging received 20,000 shares of KF common stock for each share of CenterStaging common stock they held, or an aggregate of 42,480,000 shares of KF common stock. These shares represented approximately 88.5% of the 48,004,004 shares of our common stock outstanding immediately following the Merger. As a result of the Merger, the shareholders of CenterStaging acquired control of KF, and for financial reporting purposes CenterStaging has been deemed to be the acquiror in the Merger. We accounted for the transaction as a reverse merger for financial reporting purposes, with the effect that our fiscal year automatically changed to the fiscal year of CenterStaging (July 1-June 30). References in this Report to the "Company" or "we" refer to KF and its consolidated subsidiary CenterStaging.

         In connection with the Merger, KF assumed the approximately $6.8 million outstanding principal amount of the 10% convertible promissory notes due December 31, 2005 of CenterStaging (the "Convertible Notes"). The principal amount and unpaid interest of the Convertible Notes were convertible into shares of KF common stock at the option of either the holder or CenterStaging, at any time after the conversion date, at 50% of the market price as of the conversion date, subject to a minimum and maximum number of shares issuable. On September 27, 2005 we converted the Notes into an aggregate of 7,585,719 shares of common stock at a conversion price of $0.945 per share.

         As a result of these transactions, our business consists of the business of CenterStaging. CenterStaging is engaged primarily in: (i) providing production and support services for live musical performances at major televised award shows such as the Academy Awards and the GRAMMY Awards, and other televised shows and events, such as the SuperBowl halftime show and presidential inaugurations; (ii) renting its studio facilities to musicians for rehearsal, production and recording; and (iii) renting musical instruments and related equipment for use at its studios and other venues.

         In 2004 CenterStaging formed a new division, rehearsals.com, to produce and distribute original high definition digital video content of musicians and recording artists at its studios as they rehearse, give clinics and record. This original digital content will provide a behind-the-scenes perspective of recording artists, capturing candid, unscripted interactions among those artists and the music they play. CenterStaging intends to distribute this original content worldwide, primarily through third party distribution channels, such as the Internet, television, cable providers, video, DVD, and pay-per-view. We have incurred significant costs in starting up this division but have not generated any revenues to date in the division.

         We recorded net losses of $11.6 million in the quarter ended September 30, 2005, compared to a net loss of $571,000 for the quarter ended September 30, 2005. The net loss was due primarily to: (i) $7.2 million associated with the conversion of the Convertible Notes at a conversion price of 50% of the market price; (ii) $2.3 million associated with the issuance of common stock to consultants for services; and (iii) $1.4 million of costs with our rehearsals.com division. Neither the conversion of the Convertible Notes nor the issuance of shares to shares affected our liquidity as these were non-cash expenses. The conversion of the Convertible Notes and issuance of Common Stock to consultants also increased our common stock and paid-in-capital by $16.7 million. As a result, our stockholders' deficit decreased from $8.3 million at June 30, 2005 to $3.0 million at September 30, 2005.

Results of Operations

         Revenues. Our revenues increased from $1.1 million for the quarter ended September 30, 2004 to $1.5 million for the quarter ended September 30, 2005. This increase was primarily attributable to an increase in the number of televised award shows we supported, resulting in increased revenues from production services and music equipment rentals.

         Gross Profit. Gross profit increased from $478,000 for the quarter ended September 30, 2004 to $831,000 for the quarter ended September 30, 2005. This increase was due to the increase in revenues with only $48,000 increase in cost of revenues. Cost of revenues consist principally of salaries and compensation of technical support personnel, which vary only with changes in personnel and are not based on number of production service engagements. Further, there are minimal expenses associated with musical equipment rental. Accordingly, our cost of revenues is not tied to our revenues except for to the extent of less material expenses such as supplies, facilities allocation expense and allocation of certain administrative salaries.

         Salaries and Wages. Salaries and wages increased from $482,000 for the quarter ended September 30, 2004 to $1.2 million for the quarter ended September 30, 2005. This increase is primarily attributable to an approximately 50% increase in the number of employees, due principally to staffing of rehearsals.com, our digital media division (including twelve employees hired solely for that division). In addition, in the second quarter of fiscal 2005 we entered into new employment agreements with two current executive officers that increased their salaries and provided for minimum bonuses (these agreements were subsequently amended and restated as of June 30, 2005). Lastly, due to the highly technical skill set of the production staff required by our rehearsals.com division, the per person salary of these employees is significantly higher than the salary earned by our staff employed in our core business.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $461,000 for the quarter ended September 30, 2004 to $3.7 million for the quarter ended September 30, 2005, primarily due to: (i)) a $2.4 million increase in consulting expenses; (ii) a $217,000 increase in depreciation and amortization expense; and (iii) a $192,000 increase in costs of legal and accounting services. The increase in consulting expense was principally due to the $2.3 million expense associated with the issuance of 2,480,000 shares of common stock to consultants during the quarter in connection the Merger. The increased depreciation and amortization expense is primarily attributable to our procurement of broadcast related equipment, particularly in the six months ended June 30, 2005, and leasehold improvements to our broadcast center and studios, related to our development of our digital music business. The increased legal and accounting costs are due primarily to costs associated with completing the acquisition of CenterStaging and related transactions, and the audit of CenterStaging's financial statements.

         Interest Expense. We recorded other interest expenses of $269,000 for the quarter ended September 30, 2005, an increase of $205,000 over such expenses for the quarter ended September 30, 2004. This increase was primarily attributable to interest accruing on the additional Convertible Notes issued and equipment leases entered into following the first quarter of fiscal 2005.

         Beneficial Conversion Feature on Debt. In fiscal 2005 and until the Merger, CenterStaging issued Convertible Notes primarily to fund the start-up other rehearsals.com division. We assumed the Convertible Notes in the Merger and, as described above, converted the Notes into 7,585,719 shares of our common stock in September 2005. Because the Convertible Notes converted into common stock at a 50% discount to market, we recognized an expense of $7.2 million in connection with the conversion (which equaled the outstanding principal and accrued and unpaid interest on the Notes).

Financial Condition, Liquidity and Capital Resources

         Our accounts receivable (net of allowance for doubtful accounts) increased from $473,000 at June 30, 2005 to $570,000 at September 30, 2005, due primarily to our increase in revenues.

         Our revenue-earning equipment consists of our inventory of musical instruments (including technical and production equipment) for rental and broadcasting equipment used in our rehearsals.com division. Our revenue-earning equipment increased from $3.8 million at June 30, 2005 to $4.2 million at September 30, 2005, due primarily to an increase in broadcasting equipment. We do not have any planned material additional capital expenditures during the fiscal year, as we have completed the build-out of our broadcast center and acquired sufficient broadcast equipment until our rehearals.com division starts generating material revenues.

         Our short-term debt at September 30, 2005 included principally: (i) $248,000 in secured credit card debt; (ii) $100,000 under a note payable from an unrelated party bearing an interest rate of 6% per annum which is due and payable upon demand, (iii) $225,000 under an unsecured loan from an employee in January 2005 at a variable rate of prime plus 4% per annum (10.75% per annum at September 30, 2005) due December 31, 2005; and (iv) $152,000 under notes payable to Johnny Caswell and Jan Parent at an interest rate of 9.6% per annum, which are due and payable upon demand.

      Our long-term debt at September 30, 2005 included principally: (i) $3.1 million under a bank loan bearing interest at a variable rate of prime plus 1.75% per annum (8.50% per annum at September 30, 2005), maturing in 2010, with payments based on a 25-year amortization, and secured by secured by a first deed of trust on the land and buildings leased to us by an affiliate; (ii) $2.0 million under a bank loan bearing interest at a variable rate of prime plus 2.75% per annum (9.50% per annum at September 30, 2005), and secured by a substantially all of our assets and by a junior security interest in the land and building; (iii) $273,000 under a bank loan bearing interest at a variable rate of (7.5% per annum at September 30, 2005) and fully amortizing through maturity in November 2009.

         Our common stock and paid-in capital increased from $224,000 at June 30, 2005 to $17.2 million at September 30, 2005, due primarily to $14.3 million from the conversion of the Convertible Notes and $2.3 million from the issuance of shares of our common stock to consultants.

         We believe we have sufficient working capital to cover our anticipated operating costs and expenses through the next several months. This is based, in part, on the $945,000 we have received from the sale of common stock from October 1, 2005 to November 18, 2005. We do not anticipate material revenues from our rehearsals.com division prior to the fourth quarter of fiscal 2006. We do not have any planned material additional capital expenditures during the fiscal year, as we have completed the build-out of our broadcast center and acquired sufficient broadcast equipment until our rehearals.com division starts generating material revenues.

         However, in order to continue to ramp up our rehearsals.com division after that period, we will need additional financing, either from loans or the issuance of debt and equity securities. We are unlikely to obtain material commercial bank financing, as all of our assets are presently used as collateral for existing loans. If we cannot obtain sufficient additional financing in the coming months, we will be forced to slow down or even suspend our efforts in our rehearsals.com division.

         The success of our rehearsals.com division will be dependent upon a number of factors, many of which are beyond our control (see "Certain Factors Relating to our Digital Music Division," below). Accordingly, we can give no assurance that the division will become profitable. Further, we can give no assurance that we will be able to obtain sufficient financing to implement our business plan or that, if financing is obtained, such financing will not materially dilute our existing shareholders. Our ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing our business plan for rehearsals.com and investors' perception of our business and prospects.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Certain Factors That May Affect Our Financial Condition and Operating Results

We have suffered material net losses and have a stockholders' deficit, and we need additional financing to implement our business plan.

         We recorded net losses of $11.7 million in the quarter ended September 30, 2005 and $6.5 million in the fiscal year ended June 30, 2005, causing a significant deterioration in our financial condition. At September 30, 2005, our stockholders' deficit was $3.0 million.

         The losses in the first quarter of fiscal 2006 included non-recurring expenses of $7.2 million in connection with the conversion of the Convertible Notes and $2.3 million from the issuance of common stock to consultants in connection with the Merger. The net loss in the quarter also reflected approximately $1.4 million of expenses incurred by our rehearsals.com division. We anticipate continuing to incur operating losses until such time as we can generate net earnings in rehearsals.com, which we do not anticipate prior to the fourth quarter of fiscal 2006.

         We believe we have sufficient working capital to cover our anticipated operating costs and expenses through the next several months. This is based, in part, on the $945,000 we have received from the sale of common stock from October 1, 2005 to November 18, 2005. We do not have any planned material additional capital expenditures during the fiscal year, as we have completed the build-out of our broadcast center and acquired sufficient broadcast equipment until our rehearals.com division starts generating material revenues.

         However, in order to continue to ramp up our rehearsals.com division after that period, we will need additional financing, either from loans or the issuance of debt and equity securities. We are unlikely to obtain commercial bank financing, as all of our assets are presently used as collateral for existing loans. If we cannot obtain sufficient additional financing in the coming months, we will be forced to slow down or even suspend our efforts in our rehearsals.com division.

         The success of our rehearsals.com division will be dependent upon a number of factors, many of which are beyond our control (see "Certain Factors Relating to our Digital Music Division," below). Accordingly, we can give no assurance that the division will become profitable. Further, we can give no assurance that we will be able to obtain sufficient financing to implement our business plan or that, if financing is obtained, such financing will not materially dilute our shareholders. Our ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing our business plan for rehearsals.com and investors' perception of our business and prospects.


Certain Factors Relating to Our Production Services and Equipment Rental
Business

We do not have long-term agreements with our clients and rely on preexisting personal relationships, and we expend significant time and incur significant expense in attracting and maintaining key clients.

         Our marketing and sales strategy with respect to our core business of providing production services and renting studio facilities and musical instruments relies on our ability to retain our recurring clients and attract new ones. Most of our client relationships are informal (based solely on verbal communication) and are terminable by either party at will. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from many of our clients. In addition, we have no assurance as to the level of performance under our arrangements, or that engagements will not be terminated. There is also no assurance that we will be able to maintain our current relationships or establish and maintain successful relationships with clients in existing and new geographic areas. Moreover, there is the additional possibility that we will have to incur significant expenses to attract and maintain key clients in one or more of our geographic areas in order to profitably exploit our geographic markets. We may not have sufficient working capital to allow us to do so.

Because our clients are not required to retain our services in advance, we need to carefully manage our facilities, equipment and personnel availability, and it is difficult to predict the timing and amount of our sales.

         Our clients are not required to place annual orders to retain our services or rent our facilities and equipment, as we do not have binding agreements with them, though they may need to do so to engage our services and rent our facilities and equipment. We endeavor to have on hand such equipment and professional employees, at such times, as will allow us to satisfy the demands for our facilities and services. However, there is no assurance that any of our clients will continue to utilize our facilities and services in the same frequencies and volumes as they may have done in the past. We endeavor to maintain readiness levels for our services sufficient to satisfy anticipated orders for our services from our clients, which is difficult to estimate.

         To the extent demand for our services exceeds availability and our capacity, or orders are not submitted on a timely basis, we will be unable to provide the needed services at the required levels on a timely basis. Our failure to accurately predict and manage our requirements may impair relationships with our clients, which, in turn, would likely have a material adverse effect on our ability to maintain relationships with those clients.

Certain Factors Relating to Rehearsals.com

The success of rehearsals.com depends on the consent and collaboration of musical artists, record labels, and talent managers, which may not be available to us on commercially reasonable terms or at all.

         Our strategy for rehearsals.com depends on various relationships with musical artists, record labels, and talent managers for our services and product development. We cannot produce our own entertainment content for rehearsals.com without this consent and collaboration. We will need to maintain and develop such relationships as we expand our business into digital media. The success of rehearsals.com will depend on our agreements with such recording artists, record labels and talent managers to permit our recording of the performances or likenesses of the artists, and their agreement to make the content produced available to customers through our distribution network. We anticipate paying substantial fees to obtain the rights to distribute this content to our customers. Many of these licensing arrangements will likely be short-term in nature and may not guarantee the future renewal of these arrangements at commercially reasonable terms, if at all. The recording artists are also likely to have final approval rights on any content we produce featuring them.

         It is accordingly vital to the success of rehearsals.com that musical artists, record labels and talent managers agree to work with us and enter into contractual relationships with us on favorable pricing terms. There can be no assurance, however, that we will be able to develop and maintain such relationships, enter into such agreements or negotiate favorable terms. In such case, we may be forced to change our strategy or abandon rehearsals.com despite our significant investment in infrastructure supporting such a business, which could have a material adverse effect on the results of our operations.

The content and services offered by rehearsals.com may not achieve acceptance, which could adversely affect our profitability and prospects.

         Our future success and growth depends upon the ability of rehearsals.com to deliver original and compelling content and services that attract and retain consumers. The successful development and production of content and services is subject to numerous uncertainties, including without limitation the ability to:

      o anticipate and successfully respond to rapidly changing consumer tastes and preferences,

      o   fund new program development,

      o attract and retain qualified editors, producers, writers, and technical personnel, and

      o successfully anticipate and respond to the increased acceptance of methods other than personal computers to access the Internet.

         Our current market distribution and penetration may be limited with respect to the population as a whole to determine whether our content will achieve initial consumer acceptance, and there can be no assurance that this acceptance will ultimately be achieved. In addition, customer preferences are also affected by factors other than taste, such as general trends and media attention. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected.

         We cannot assure you that our content and services will be attractive to a sufficient number of users to generate revenues consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure you that we will develop any new content or services in a timely or cost-effective manner. If we are unable to develop content and services that allow us to attract, retain and expand a loyal consumer base, we will be unable to generate revenue.

The digital content we produce will be competing against a large number of currently available music videos, and numerous large, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us may produce content similar to ours.

         The online digital music delivery and digital production industry is characterized by intense competition and rapid and significant technological advancements. Many companies in a variety of related industries are working on business plans that involve the production of audio/video content and the subsequent online and other distribution of that content.

         We believe that our content will be differentiated because it is likely to be unique, as it will feature recording artists in rehearsal and interacting with other artists or an audience in a "behind the scenes" format. In addition, the content will be recorded in high definition digital video. Moreover, we believe that our (i) preexisting music studio facilities, (ii) preexisting relationships with and access to recording artists, (iii) musical equipment inventory, and (iv) expertise in the production field will allow us to produce our high definition audio/video content at a substantially lower cost than would be incurred by a competitor just entering this field.

         Many companies are engaged in the production of original content that are or will be competitive with our proposed products. Although we believe that our content will be unique due to its format, many of these companies, which have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us, may compete directly with our business by reproducing our format or improving on it.

         Moreover, certain parties in the music industry have announced their intent to consolidate their music distribution operations, which could limit the availability and increase the fees required to offer music content to customers through our distribution network or our web site rehearsals.com. Further, third-party content providers currently, or may in the future, offer music products and services that compete with our music products and services, and could take action to make it more difficult or impossible for us to license music content in the future. If we are unable to offer a wide variety of musical and related content at reasonable prices with acceptable usage rules, then rehearsals.com will be adversely affected.

We have a relatively limited operating history with the digital media business of rehearsals.com, which make it difficult to evaluate our business.

         We have a relatively limited history operating with the digital media business of rehearsals.com, which is still in its start-up phase. Moreover, we may expand into related areas in the future in which we have limited or no experience. As a result, we have limited financial results from this business on which you can assess our future prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering a new and rapidly evolving businesses.

We need to effectively manage our growth and the execution of our business plan. Any failure to do so would negatively impact our results.

         To manage operations effectively, we must constantly improve our operational, financial and other management processes and systems. Our success also depends largely on our ability to maintain high levels of employee utilization, to manage our costs in general and general and administrative expense in particular, and otherwise to execute on our business plan. We need to cost-efficiently develop rehearsals.com as well as expand our core business and effectively implement our business strategy. There are no assurances that we will be able to effectively and efficiently manage this growth. Any inability to do so could increase our expenses and negatively impact our results of operations.

Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.

         Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our copyrights, trademarks and trade secrets, and our rights to original content under rehearsals.com, to be of considerable value and importance to our business and our success. We rely on a combination of trademark, and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, particularly as we begin producing original content, and we may have to pursue litigation against other parties to assert our rights and prevent the illicit distribution and downloading of our content. Any such claims or litigation could be costly and we may lack the resources required to defend against such claims or pursue infringements of our rights. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to retain our current clients and attract new ones, particularly musical talent for our original content.

The digital media business of rehearsals.com involves risks of liability claims for internet content or technology, which could result in significant costs.

         As a publisher and a distributor of content through the Internet, we may face potential liability for:

      o   defamation,

      o   negligence,

      o   copyright, patent or trademark infringement, and

      o other claims based on the nature and content of the materials published or distributed.

         These types of claims have been brought, sometimes successfully, against producers of distributed digital media. In addition, we could be exposed to liability in connection with material indexed or offered on our Internet sites including rehearsals.com, or for information collected from and about our users.

         There has been a recent increase in the granting and attempted enforcement of business process patents that cover practices that may be widely employed in the Internet industry. If we are found to violate any such patent, and we are unable to enter into a license agreement on reasonable terms, our ability to offer services could be materially and adversely affected. We cannot assure you that third parties or users will not bring claims against us relating to proprietary rights or use of personal information. We do not have insurance for patent infringement.

         Our insurance may not cover potential claims of defamation, negligence and similar claims, and it may or may not apply to a particular claim or be adequate to reimburse us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our financial condition.

Certain Factors Relating to our Business Generally

The loss of key personnel would directly affect our efficiency and economic results.

         We are dependent upon the creative skills, leadership and relationships of CenterStaging founders Johnny Caswell and Jan Parent, who serve as our President and Senior Executive Vice President, respectively, as well as upon Roger Paglia, our Chief Executive Officer, and upon the management, financial and operational skills of Howard Livingston, our Chief Financial Officer. We do not currently maintain key person life insurance on any of these persons. The loss of Mr. Caswell, Mr. Parent, Mr. Paglia or Mr. Livingston's services could have a material adverse affect on our business and operations, including our ability to develop and execute a long-term, profitable business plan.

         Our management team consists of several key production, creative and technology personnel who have been recruited within the past two years. In order to manage and operate our business successfully in the future, it will be necessary to further strengthen our management team. The hiring of any additional executives will increase our compensation expense.

Certain Factors Related to Our Common Stock

Our common stock is thinly traded on the OTC Bulleting Board, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

         Our Common Stock is currently listed for trading on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. Our Common Stock is thinly traded, meaning the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we have a small number of freely tradable shares, and we are a small public company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a company of our size and expanding into a related but new line of business as we are, or purchase or recommend the purchase of our shares until such time as we became more seasoned and proven. As a consequence, there may be periods of several days or far more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

If securities or industry analysts do not publish research reports about our business, our stock price and trading volume could decline.

         Small, relatively unknown public companies can achieve visibility in the trading market through research and reports that industry or securities analysts publish. However, to our knowledge, no analysts cover our company. The lack of published reports by independent securities analysts could limit the interest in our stock and negatively affect our stock price. We do not have any control over research and reports these analysts publish or whether they will be published at all. If any analyst who does cover us downgrades our stock, our stock price would likely decline. If any analyst initiates and then ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets or never achieve such visibility, which in turn could cause our stock price or trading volume to stagnate or decline.

You may have difficulty selling our shares because they are deemed "penny stocks."

         Since our Common Stock is not listed on the Nasdaq Stock Market or any national securities exchange, if the trading price of our Common Stock is below $5.00 per share, trading in our Common Stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock. Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

The market price of our Common Stock may be adversely affected by market volatility.

         The market price of our Common Stock is likely to be volatile and could fluctuate widely in response to many factors, including:

      o announcements of the results of our operations or the operations of our competitors,

      o   developments with respect to intellectual property rights,

      o   announcements of technological innovations by us or our competitors,

      o announcements of new services, products or new contracts by us or our competitors,

      o actual or anticipated variations in our operating results due to the level of development expenses and other factors,

      o changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates,

      o conditions and trends in the online digital music distribution or production industries,

      o   new accounting standards,

      o general economic, political and market conditions and other factors, and

      o   the occurrence of any of the risks described in this Report.

Ownership of our common stock is concentrated in a small group of stockholders whose interests may differ from those of other stockholders.

         As of September 30, 2005, 66.5% of our outstanding common stock is held four shareholders who are also our executive officers and directors. The concentration of ownership of our common stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and may adversely affect the market price of our common stock. Also, these stockholders can exert significant control over actions requiring the approval of a majority of the voting stock, including amendments to our charter.

Item 3.           Controls and Procedures

         The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in its Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

         In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

         As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

         There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II-- OTHER INFORMATION


Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

         In September 2005, we sold 66,667 shares of our common stock for $1.50 per share to one accredited investor. The issuance of these shares was exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that act and Regulation D as a transaction not involving a public offering under
Section 4(2).

 Item 3.          Defaults Upon Senior Securities

 None.

 Item 4.          Submission of Matters to a Vote of Security Holders

 None.

 Item 5.          Other Information

 None.

 Item 6.          Exhibits

  (a)    Exhibits

        10.1 Lease dated as of December 1, 2003 between CenterStaging Musical Productions, Inc. ("CMPI") and The Macpherson Helsabeck Revocable Trust Dated 9/29/92, with addenda

        10.2 Commercial Lease dated as of July 1, 2003 between CMPI and Jan & Johnny Inc. ("J&J")

        10.3 U.S. Small Business Administration Loan Agreement dated as of May 2, 2005 between Community National Bank, a national banking association, John G. Caswell, Jan Paul Parent, J&J, and CMPI

        10.4 Business Loan Agreement dated as of November 18, 2004 between John G. Caswell, Jan Paul Parent and Community Bank, with Promissory Notes made by John G. Caswell and Jan Paul Parent in favor of Community Bank, and including security agreement

        10.5 Facility Management Agreement dated as of February 1, 1998 between J&J and CMPI

        10.6 Commercial Lease dated as of June 1, 2005 between Madhatter Realty, Inc. and CMPI

        10.7        Lease Agreement dated as of December 1, 2000 between Fred J.
                    Levinson and CMPI, with addenda

        10.8 Promissory Note dated as of August 31, 2000 made by CMPI in favor of Paul Router, Trustee under the Premier Career Management Corporation Deferred Compensation Plan for the Interests of John Guthrie Caswell

        10.9 Promissory Note dated as of August 31, 2000 made by CMPI in favor of Paul Router, Trustee under the Premier Career Management Corporation Deferred Compensation Plan for the Interests of Jan Paul Parent

       10.10 Lease dated as of May 9, 2000 between CMPI and Two Bills, LLC, with addenda

       10.11 Loan Agreement dated as of February 16, 2005 between J&J and Grand Pacific Financing Corporation, with Promissory Note made by J&J in favor of Grand Pacific Financing Corporation, and ancillary documents

       10.12 Unsecured Promissory Note dated as of February 25, 2005 made by CMPI in favor of J&J

       10.13 Unsecured Promissory Note dated as of September 22, 1997 made by CMPI in favor of J&J

       10.14 Promissory Note dated as of November 11, 2004 made by CMPI in favor of Jan Parent and John Caswell

       10.15 Promissory Note dated as of July 7, 2005 made by CMPI in favor of Jan Paul Parent

       10.16 Promissory Note dated as of January 28, 2005 made by CMPI in favor of Charles Lico

        31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

        31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

        32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

        32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 22, 2005          KNIGHT FULLER, INC.


                                 By: /s/ Howard Livingston
                                     ------------------------------------------
                                     Howard Livingston, Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit Number                             Description

        10.1 Lease dated as of December 1, 2003 between CenterStaging Musical Productions, Inc. ("CMPI") and The Macpherson Helsabeck Revocable Trust Dated 9/29/92, with addenda

        10.2 Commercial Lease dated as of July 1, 2003 between CMPI and Jan & Johnny Inc. ("J&J")

        10.3 U.S. Small Business Administration Loan Agreement dated as of May 2, 2005 between Community National Bank, a national banking association, John G. Caswell, Jan Paul Parent, J&J, and CMPI

        10.4 Business Loan Agreement dated as of November 18, 2004 between John G. Caswell, Jan Paul Parent and Community Bank, with Promissory Notes made by John G. Caswell and Jan Paul Parent in favor of Community Bank, and including security agreement

        10.5 Facility Management Agreement dated as of February 1, 1998 between J&J and CMPI

        10.6 Commercial Lease dated as of June 1, 2005 between Madhatter Realty, Inc. and CMPI

        10.7        Lease Agreement dated as of December 1, 2000 between Fred J.
                    Levinson and CMPI, with addenda

        10.8 Promissory Note dated as of August 31, 2000 made by CMPI in favor of Paul Router, Trustee under the Premier Career Management Corporation Deferred Compensation Plan for the Interests of John Guthrie Caswell

        10.9 Promissory Note dated as of August 31, 2000 made by CMPI in favor of Paul Router, Trustee under the Premier Career Management Corporation Deferred Compensation Plan for the Interests of Jan Paul Parent

       10.10 Lease dated as of May 9, 2000 between CMPI and Two Bills, LLC, with addenda

       10.11 Loan Agreement dated as of February 16, 2005 between J&J and Grand Pacific Financing Corporation, with Promissory Note made by J&J in favor of Grand Pacific Financing Corporation, and ancillary documents

       10.12 Unsecured Promissory Note dated as of February 25, 2005 made by CMPI in favor of J&J

       10.13 Unsecured Promissory Note dated as of September 22, 1997 made by CMPI in favor of J&J

       10.14 Promissory Note dated as of November 11, 2004 made by CMPI in favor of Jan Parent and John Caswell

       10.15 Promissory Note dated as of July 7, 2005 made by CMPI in favor of Jan Paul Parent

       10.16 Promissory Note dated as of January 28, 2005 made by CMPI in favor of Charles Lico

        31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

        31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

        32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

        32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act