Form 10QSB
period 2005-12-31
KNIGHT FULLER INC
filed 2006-02-16
CIK 1172939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to

Commission file number 333-87968

CENTERSTAGING CORP.
(Exact name of Registrant as specified in its charter)

Delaware	45-0476087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3407 Winona Avenue Burbank, California	91504
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 818-559-4333

Knight Fuller, Inc.

(Former name, former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO☐
Number of shares of common stock outstanding as of February 6, 2006: 57,144,738

CENTERSTAGING CORP.

Form 10-QSB

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

CenterStaging Corp.
Consolidated Condensed Balance Sheet
December 31, 2005

UNAUDITED

ASSETS

Current Assets
Cash and cash equivalents	$209,110
Investment in marketable securities	147,197
Accounts receivable, net of allowance for doubtful
accounts of $31,119	682,517
Other current assets	306,782

Total Current Assets	1,345,606

Revenue-Earning Equipment
Musical instruments	1,496,838
Broadcasting equipment	3,794,871
Less accumulated depreciation	(1,483,362)

Total revenue-earning equipment, net	3,808,347

Property and Equipment
Land	275,000
Building	837,677
Leasehold improvements	3,129,453
Machinery and equipment	449,167
Furniture and fixtures	328,275
Less accumulated depreciation	(2,419,209)

Total property and equipment, net	2,600,363

Other Assets
Deposits	48,689
Debt issuance costs, net	123,000

Total Other Assets	171,689

Total Assets	$7,926,005

See accompanying notes to these financial statements

CenterStaging Corp.
Consolidated Condensed Balance Sheet (continued)

UNAUDITED

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,690,013
Loans and lines of credit	362,448
Related party notes payable	377,050
Convertible debenture, net of discount	52,778
Current portion of deferred rent liability	72,991
Current portion of lease obligations	387,378
Current portion of notes payable	469,011

Total Current Liabilities	4,411,669

Long-Term Liabilities
Deferred rent liability, less current portion	104,039
Capital lease obligations, less current portion	1,146,686
Notes payable (includes $75,000 related party payable), less current portion	5,136,632

Total Long-Term Liabilities	6,387,357

Total Liabilities	10,799,026

Interest of consolidated variable interest entity	482,301

Stockholders' Deficit
Common stock, $.0001 par value, 100,000,000 shares authorized,
56,861,399 shares issued and outstanding	5,686
Additional paid-in capital	20,301,385
Deferred compensation	(616,671)
Notes receivable from stockholders and related party	(1,125,391)
Accumulated deficit	(21,902,808)
Accumulated other comprehensive income	(17,523)

Total Stockholders' Deficit	(3,355,322)

Total Liabilities and Stockholders' Deficit	$7,926,005

See accompanying notes to these financial statements

CenterStaging Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Months Ending December 31, 2005 and 2004
UNAUDITED

	Three months ended		Six months ended
	Dec 31, 2005	Dec 31, 2004	Dec 31, 2005	Dec 31, 2004

Revenue	$1,559,792	$1,250,781	$3,081,467	$2,371,804

Cost of revenue	743,997	653,941	1,434,919	1,296,527

Gross profit	815,795	596,840	1,646,548	1,075,277

Operating Expenses:

Salaries and wages	1,281,169	702,277	2,516,804	1,184,011

Selling, general, and administrative expenses	1,981,681	710,338	5,714,665	1,171,554

Total operating expenses	3,262,850	1,412,615	8,231,469	2,355,565

Loss from Operations	(2,447,055)	(815,775)	(6,584,921)	(1,280,288)

Other Income (Expense)

Interest income	17,869	3,607	35,739	4,396

Interest expense	(125,194)	(98,937)	(469,512)	(188,151)

Discount, convertible debenture	(52,778)	-	(52,778)	-

Loss on sale of assets	(19,306)	-	(19,306)	-

Beneficial conversion feature on debt	-	-	(7,168,615)	-

Total other income	(179,409)	(95,330)	(7,674,472)	(183,755)

Loss before income of variable interest entity	(2,626,464)	(911,105)	(14,259,393)	(1,464,043)

Provision for income taxes	-	-	-	-

Income of variable interest entity	(62,423)	(20,831)	(105,538)	(38,966)

Net loss	(2,688,887)	(931,936)	(14,364,931)	(1,503,009)

Unrealized loss on marketable securities	(112,150)	-	(17,523)	-

Comprehensive loss	$(2,801,037)	$(931,936)	$(14,382,454)	$(1,503,009)

Net loss per share (basic and diluted)	$(0.05)	$(0.02)	$(0.29)	$(0.04)

Number of shares used in calculation
(basic and diluted)	56,260,233	40,000,000	50,253,612	40,000,000

See accompanying notes to these financial statements

CenterStaging Corp.
Consolidated Statement of Stockholders' Deficit
For the Period from July 1, 2005 to December 31, 2005

UNAUDITED

					Notes Receivable	Accumulated		Total
			Additional		from	Other		Stockholders'
	Common Stock		Paid-in	Deferred	stockholdersand	Comprehensive	(Accumulated	Equity
	Shares	Amount	Capital	Compensation	related party	Loss	Deficit)	(Deficit)

Balances at July 1, 2005	40,000,000	$4,000	$219,990	$-	$(1,024,958)	$-	$(7,537,877)	$(8,338,845)

Issuance of stock for consulting services	2,580,000	258	2,493,342	-	-	-	-	2,493,600

Issuance of shares due to reverse merger	5,524,004	552	164,168	-	-	-	-	164,720

Conversion of debt to equity	7,585,719	759	14,326,455	-	-	-	-	14,327,214

Sale of common stock for cash	1,171,676	117	1,757,396	-	-	-	-	1,757,513

Intrinsic value of beneficial Conversion feature	-	-	254,491	-	-	-	-	254,491

Relative fair value of warrants issued convertible debenture	-	-	245,509	-	-	-	-	245,509

Warrants issued to third parties	-	-	840,034	(616,671)	-	-	-	223,363

Advances to stockholders and related party	-	-	-	-	(100,433)	-	-	(100,433)

Unrealized loss on marketable securities	-	-	-	-	-	(17,523)	-	(17,523)

Net loss	-	-	-	-	-	-	(14,364,931)	(14,364,931)

Balances at December 31, 2005	56,861,399	$5,686	$20,301,385	$(616,671)	$(1,125,391)	$(17,523)	$(21,902,808)	$(3,355,322)

See accompanying notes to these financial statements

CenterStaging Corp.
Consolidated Statements of Cash Flows
For the Six Months Ending December 31, 2005 and 2004
UNAUDITED

	Six months ended
	Dec 31, 2005	Dec 31, 2004
Cash flows used for operating activities:
Net Loss	$(14,364,931)	$(1,503,009)
Adjustments to reconcile net loss to net cash used for operating activities:
Income of consolidated variable interest entity	105,538	38,966
Change in allowance for trade receivables	(8,881)
Loss on sale of asset and allowance for related receivable	43,306	-
Non-cash marketing revenue	(10,846)	(9,352)
Depreciation of revenue-earning equipment	345,313	68,205
Depreciation of other property, plant, and equipment	307,276	133,951
Non-cash compensation of consultants with common stock	2,493,600	-
Non-cash compensation of third party warrants	223,363
Amortization of debt issuance cost	30,379	17,471
Amortization of discount related to convertible debenture	52,778
Beneficial conversion feature on debt	7,168,615	-

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(200,897)	111,904
(Increase) in other current assets	(212,356)	(71,340)
Decrease (increase) in deposits	1,675	(16,577)
Increase in accounts payable and accrued expenses	620,866	545,378
Increase (decrease) in deferred rent liabilities	(20,936)	78,729
Net cash used for operating activities	$(3,426,138)	$(605,674)

Cash flows used for investing activities:
Purchases of musical instruments	(20,494)	(58,890)
Purchases of broadcasting equipment	(3,766)	(528,741)
Purchases of other property and equipment	(216,328)	(498,824)
Loans to related party for Las Vegas venture	(36,675)	-
Repayment from related party for Las Vegas venture	-	25,000
Loans to officers	-	(249,670)
Loans to shareholders of consolidated variable interest entity	(63,758)	-
Net cash used for investing activities	$(341,021)	$(1,311,125)

Cash flows provided by (used for) financing activities:
Payments on lines of credit	(50,022)	(29,993)
Payments on notes payable (not related parties)	(35,620)	(93,962)
Payments on capital lease obligations	(149,890)	(289)
Proceeds from lines of credit	-	11,470
Proceeds from issuance of related party note payable	-	-
Proceeds from issuance of notes payable (not related parties)	100,000	322,260
Proceeds from issuance of convertible notes	1,791,000	1,343,800
Proceeds from issuance of convertible debenture	500,000	-
Proceeds from issuance of common stock	1,757,513	-
Net cash provided by financing activities	$3,912,981	$1,553,286

See accompanying notes to these financial statements

CenterStaging Corp.
Consolidated Statements of Cash Flows (continued)
For the Six Months Ending December 31, 2005 and 2004
UNAUDITED

	Six months ended
	Dec 31, 2005	Dec 31, 2004

Increase (decrease) in cash and cash equivalents	145,822	(363,513)

Cash and cash equivalents, beginning of period	63,288	610,703

Cash and cash equivalents in consolidated
variable interest entity, July 1, 2004	-	22,022

Cash and cash equivalents, end of period	$209,110	$269,212

Supplemental disclosures of cash flow information:

Cash paid for interest	$311,665	$77,848

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Instruments obtained for marketing considerations	$-	$13,140

Issuance of shares due to reverse merger	$164,720

Conversion of debt to equity	$7,163,228	$-

Convertible debt subscribed	$-	$24,000

See accompanying notes to these financial statements

CenterStaging Corp
Notes to Consolidated Financial Statements
December 31, 2005
(unaudited)
1. Nature of Operations

On August 17, 2005, CenterStaging Corp. (“CenterStaging”) (formerly Knight Fuller, Inc.) acquired all the outstanding shares of CenterStaging Musical Productions, Inc. (“CMPI”), in exchange for 42,480,000 restricted shares of its Common Stock in a reverse triangular merger (the “Merger”). The acquisition has been accounted for as a reverse merger (recapitalization) with CMPI deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of CMPI, as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value, and those of CenterStaging (the legal acquirer) since the Merger. The retained earnings of the accounting acquirer have been carried forward after the acquisition and CMPI’s basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer.

For purposes of these financial statements, references to the “Company” shall mean CenterStaging and its wholly owned subsidiary CMPI.

The Company is engaged primarily in: (i) providing production and support services for live musical performances at televised award shows; (ii) renting its studio facilities to musicians for rehearsal, production and recording; and (iii) renting musical instruments and related equipment for use at its studios and other venues. In 2004, the Company formed a division, rehearsals.com, to engage in the ownership, development and commercial utilization of entertainment content. The Company’s business plan is to develop and produce audio-visual content of various established musical artists and partner with individuals or companies that control various forms of established or developable content. Additionally, the Company may promote artists with brand and licensing partners.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. These unaudited interim condensed financial statements should be read in conjunction with the Current Report on Form 8-K/A, dated October 31, 2005, containing audited financial statements of the accounting acquirer (CenterStaging) as of and for the two years ended June 30, 2005.

Basis of Consolidation

The consolidated financial statements include the accounts of CenterStaging and its wholly owned legal subsidiary, CMPI. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company is the primary beneficiary of a variable interest entity (VIE), Jan and Johnny, Inc. Jan and Johnny, Inc. is owned by Jan Parent and Johnny Caswell, directors and executive officers of the Company, who together owned 39% of the outstanding Common Stock of the Company as of December 31, 2005. The Company adopted FIN 46(R) effective July 1, 2004. This requires that the Company consolidate the activities of the VIE into its financial statements. During the periods ended December 31, 2005 and 2004, all intercompany balances have been eliminated in consolidation.

Comprehensive Loss

The Company holds marketable securities that are available for sale. The unrealized loss from changes in its market value since August 17, 2005 is reflected in other comprehensive loss. The Company has no items of comprehensive income (loss) for the quarter ended December 31, 2004.

2. Equity Transactions

Conversion of 10% Convertible Notes

As of August 17, 2005, the Company had issued convertible notes (the “Convertible Notes”) in an aggregate principal amount of $6,719,800 to accredited investors in a private offering exempt from registration under the Securities Act of 1933, including Convertible Notes in the aggregate principal amount of $1,791,000 issued from July 1, 2005 to August 17, 2005. The Convertible Notes bear interest at 10% per annum and were due and payable on December 31, 2005. The Convertible Notes were convertible, at the option of either the holder or the Company, only if the Company (a) conducted a firmly underwritten public offering registered under the Securities Act of 1933 or (b) merged with a public company (or subsidiary of a public company) by December 31, 2005, into shares of the Company or the surviving entity at 50% of the market price of the Common Stock. The terms of the Notes included a provision stating that in no event may each $1,000 principal amount of the Convertible Notes convert into more than .0027% or less than .0022% of the number of shares held by the four existing shareholders of the Company (no more than 1,080 shares and no less than approximately 880 shares).

The proceeds from the issuance of the Convertible Notes were primarily used to repay debt under the Company’s bank borrowings, acquire assets, and for general working capital purposes.

On September 27, 2005 the Company converted the Convertible Notes of $6,719,800 and $448,815 (principal and accrued interest respectively) into an aggregate of 7,585,719 restricted shares of Common Stock at a conversion price of $0.945 per share.

The Merger on August 17, 2005, was the primary triggering event that provided the Company the ability to determine the associated beneficial conversion feature of the convertible notes. Previously, the Company was not able to ascertain the value, if any, of the convertible feature due to the triggering event not occurring until August 17, 2005. The amount, of $7,168,615, allocated to the beneficial conversion feature embedded in the debentures, which was amortized in full at conversion, was determined in accordance with provisions of EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments.

Private Placement of Common Stock

From September through December 2005, the Company sold 1,171,676 restricted shares of its Common Stock for $1.50 per share in a private placement to accredited investors. The proceeds of these sales will be used for working capital purposes.

Common Stock Issued for Services

The Company issued an aggregate of 2,480,000 restricted shares of its Common Stock to various consultants in connection with the Merger. The Company recognized an expense of $2,343,600 pursuant to guidelines of EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” from this issuance. Fair value of the common stock issued was based on pricing models using prevailing financial market information with specific reference to the price per share that the holders of the Convertible Notes received upon conversion of their Notes (i.e. $0.945/share).

The Company issued no Common Stock for services during the six months ended December 31, 2004.

Accounting Policy for Stock and Stock Warrants Issued to Third Parties

The Company accounts for stock and stock warrants issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Under the provisions of EITF 96-18, because none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the stock and warrants occurs upon actual vesting. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer. As of December 31, 2005, the Company has not issued any warrants, stock options, or shares of stock to customers.

Independent Consultant - Warrants. In October 2005, the Company engaged MLB Advance Media, L.P. (“BAM”) to provide certain services to the Company. As part of its compensation for the services, on December 31, 2005, the Company issued to BAM warrants to purchase 800,000 shares of its Common Stock at an exercise price of $2.50 per share and expiring December 31, 2008. BAM is also entitled to two other tranches to purchase 850,000 shares per tranche, which warrants will be issued only if the consulting agreement has not been terminated and the Company achieves specified cumulative revenues ($75 million for the first tranche and $125 million for the second tranche). The exercise prices of these additional warrants will equal to the market price on the date of issuance and the warrants will expire three years from the date of issuance.

The Company estimates that the services to be provided for the warrants issued in December 2005 will be provided over a one-year period. As a result, the Company has recorded $803,874 in “Deferred compensation,” which will be amortized to expense over the one-year service period. For the three months ended December 31, 2005, an amount of $187,203 has been amortized to expense.

Common Stock Issued as Compensation. During the three months ended December 31, 2005, the Company issued 100,000 restricted shares of its Common Stock with an aggregate fair market value of $150,000, to a consultant as compensation for services rendered.

Accounting Policy For Convertible Debenture

The values assigned to the warrants and embedded conversion feature of the Debentures followed the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The debt discount associated with the Warrants and embedded conversion feature is amortized to interest expense over the life of the Debenture or upon earlier conversion of the Debenture using the effective yield method.

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

4. Variable Interest Entities

The Company leases one of the buildings at its Burbank facility from Jan and Johnny, Inc., an entity established for the sole purpose of acquiring and leasing the building. Under FIN-46R, Jan and Johnny, Inc. is a variable interest entity and the Company is the primary beneficiary. Therefore, the Company has consolidated the lessor in its consolidated financial statements. The land and building have a carrying value of $889,297 with related mortgage debt of $3,123,055 as of December 31, 2005.

5. Segments: Production and Support Services and Rentals, and “rehearsals.com” Operations

The Company manages its operations through two business segments: (i) production and support services and rental of musical instruments and rehearsal studio space, and (ii) “rehearsals.com” operations. The Company derives its revenues from production and support services and the rental of musical instruments and rehearsal studio space. In 2004, the Company started a new division called “rehearsals.com”. The “rehearsals.com” division is focused on obtaining musical content, video taping of rehearsals by various artists, for distribution through the Internet. During the six months ended December 31, 2005 and 2004, the activity in the “rehearsals.com” division was limited to purchase of audio and video production equipment, development of the recording studio space and incurring costs associated with developing content for future sales and distribution.

Administrative functions such as finance, treasury and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. During 2005 and 2004, there were no transactions between the two segments. The operating costs of each segment are captured discretely within each segment. The Company’s property and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

Summary financial information for the two reportable segments is as follows:

	December 31, 2005	December 31, 2004
Production Services and Rental Operations:
Net sales	$3,081,467	$2,371,804
Operating loss	3,467,003	357,726
Identifiable assets	612,057	2,703,281
Accounts receivable, net	682,517	384,091
Property and Equipment, net	1,545,126	1,660,374
REE, net	293,256	505,110

Rehearsals.com Operations:
Net sales	0	0
Operating loss	3,117,918	922,562
Identifiable assets	7,313,948	1,319,073
Accounts receivable, net	0	0
Property and equipment, net	1,055,237	422,297
REE, net	3,515,091	528,741

	December 31, 2005	December 31, 2004
Consolidated Operations:
Net sales	$3,081,467	$2,371,804
Operating loss	6,584,921	1,280,288
Identifiable assets	7,926,005	4,022,354
Accounts receivable, net	682,517	384,091
Property and equipment, net	2,600,363	2,082,671
REE, net	3,808,347	1,033,851

6. Litigation and Contingencies

The Company does not know of any material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation. The Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

7. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company experienced net losses of $14,364,931 and $1,503,009 for the six months ended December 31, 2005 and 2004, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of December 31, 2005, has an accumulated deficit of $21,902,808. These matters, among others, raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Historically, management has been able to raise additional capital. During the six months ended December 31, 2005, the Company obtained an additional $3,448,514 in capital. During the period January 1, 2006 to February 6, 2006, the Company continued to raise capital by selling $425,008 of its restricted shares of Common Stock to various accredited investors. Additionally, the Company converted $7.2 million of Convertible Notes into shares of its Common Stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

8. Securities Purchase Agreement with Montage Partners III, LLC

In December 2005, the Company entered into the Securities Purchase Agreement with Montage Partners III, LLC (“Montage”). Pursuant to the Securities Purchase Agreement, on December 12, 2005, Montage purchased for $500,000 a 6% Senior Secured Convertible Debenture (the “Debenture”) in the principal amount of $500,000 together with warrants (the “Warrants”) to purchase an aggregate of 380,000 shares of Common Stock for $1.60 per share. The Company expects to use the proceeds of the financing to finance on-going operations. The Company concurrently entered into a Security Agreement dated December 12, 2005 with Montage (the “Security Agreement”), pursuant to which the Debenture is secured by all of the accounts receivable including the Company’s customer and client lists. Total funds received of $500,000 were allocated first to the Warrants, on the relative fair value method ($245,509), second to the embedded derivative related to a “put” feature, which has been determined to have zero value, third to the beneficial conversion feature of the Debenture, based on the intrinsic value method ($254,491), and lastly, zero value to the Debenture. The $500,000 discount, consisting of the value of the warrants and beneficial conversion feature, on the Debenture is being amortized to interest expense over the term of the Debenture using the effective interest method. At December 31, 2005, the unamortized discount on the Debenture was $447,222. The following table reflects the Debenture at December 31, 2005:

Convertible Debenture	$500,000
Less: Current portion of debt discount	(447,222)
Value of Convertible Debenture at December 31, 2005	$52,778

The following table summarizes the charges to interest, amortization and other expense, relating to this transaction for the three months ended December 31, 2005:

Interest expense on debt	$3,167
Accretion of debt discount	$52,778

6% Convertible Debenture

The Debenture accrues interest at a rate of 6% per annum, with principal and interest due on June 12, 2006 (the “Maturity Date”). The debenture holder may convert all or any portion of the principal and accrued interest on the Debenture at any time and from time to time into Common Stock of the Company at a conversion price of $1.50 per share, subject to certain adjustments as delineated below. If the aggregate principal amount and accrued interest owing under the Debenture is converted, the Company will issue 343,333 shares of Common Stock.

If the Company (i) pays a dividend or makes a distribution on its Common Stock in shares of Common Stock; (ii) subdivides its outstanding shares of Common Stock into a greater number of shares; (iii) combines its outstanding shares of Common Stock into a smaller number of shares; (iv) makes a distribution on its Common Stock in shares of its capital stock other than Common Stock; or (v) issues by reclassification of its Common Stock any shares of its capital stock; then the number and kind of securities issuable upon conversion of this Debenture shall be proportionately adjusted so that the Holder may receive upon the conversion the aggregate number and kind of shares of capital stock of the Company which it would have owned immediately following such action if the conversion had taken place immediately prior to such action. The adjustment shall become effective immediately after the record date in the case of a dividend or distribution and immediately after the effective date in the case of a subdivision, combination or reclassification. Such adjustments shall be made successively whenever any event listed above shall occur. In the event that a registration statement covering all of the shares issuable upon conversion of the Debenture has not become effective within 60 or more days prior to the Maturity Date, the debenture holder has the right to extend the Maturity Date until the earlier of 60 days following (i) the date the registration statement becomes effective or (ii) the date upon which all of the shares of Common Stock issuable upon conversion of the Debenture may be sold under Rule 144 under the Act.

Events of default under the Debentures include, but are not limited to:

(a) The Company fails to issue shares of Common Stock upon conversion of the Debenture in accordance with the terms of the Debenture, fails to transfer or to cause its transfer agent to transfer any certificate for shares of Common Stock issued to the holder upon conversion of the Debenture and when required by this Debenture or the Registration Rights Agreement, and such transfer is otherwise lawful, or fails to remove any restrictive legend or to cause its transfer agent to transfer on any certificate or any shares of Common Stock issued to the holder upon conversion of the Debenture as and when required by the Debenture, the Agreement or the Registration Rights Agreement and such legend removal is otherwise lawful, and any such failure shall continue uncured for five business days following written notice from the holder; or

(b) The Company fails to perform or observe, in any material respect, any other material covenant or obligation of the Debenture or the Security Agreement and such failure shall continue uncured for a period of ten days after written notice from the holder of such failure; or

(c) The Company fails to perform or observe, in any material respect, any material covenant or obligation of the Company under the Securities Purchase Agreement, the Registration Rights Agreement or the Warrants and such failure shall continue uncured for a period of ten days after written notice from the Holder of such failure; or

(d) The Company shall have its Common Stock suspended or delisted from an exchange or the OTC Bulletin Board from trading for in excess of five trading days; or

(e) The Company is in default under the terms of any other loan agreement, note or debt instrument, including, without limitation, the loan agreements (including the Note and Commercial Security Agreement) relating to that certain small business association loan with Community National Bank, dated May 2, 2005.

If the Company is in default, and unless such event of default has been cured by the Company or waived in writing by the holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the holder and in the holder's sole discretion, the debenture holder may upon written notice to the Company cause the Debenture to become immediately due and payable in cash (and not by conversion into Common Stock), without presentment, demand, protest or notice of any other kind, and the debenture holder may immediately enforce any and all of the holder's rights and remedies provided in the Debenture, or any other rights or remedies afforded by law. Upon an event of default, the Company must pay, automatically on all installments of principal and interest which are not timely paid when due and on the then outstanding principal balance, additional interest in addition to the rate set forth hereinabove, so that interest will thereafter accrue at an aggregate rate equal to 12% per annum.

Registration Rights Agreement

The sale of the Debenture and the Warrants was completed through a private placement to an accredited investor and was exempt from registration pursuant to Section 4(2) of the Securities Act. Pursuant to the Registration Rights Agreement with the Montage dated December 12, 2005 (the “Registration Rights Agreement”), the Company agreed to file a resale registration statement covering the resale of the shares issuable to the investors upon the conversion of the Debentures and the exercise of the Warrants by January 26, 2006. The Registration Rights Agreement requires the Company to pay liquidated damages of: (i) $10,000 if it does not file the registration statement by January 26, 2005, and an additional $10,000 for each month thereafter that it does not file the registration statement; and (ii) $10,000 if the registration statement is not declared effective by the earlier of April 11, 2006 or seven days after the SEC advises the Company the registration statement may be declared effective, and an additional $10,000 for each month thereafter that the registration statement is not declared effective, until such time that the shares can be registered under Rule 144. The liquidated damage clause has a maximum potential of $110,000. The Company evaluated that the maximum amount of the liquidated damages is less than the differential between registered and unregistered shares. The analysis was performed by comparing the maximum liquidated damages over the number of shares covered by the Registration Rights Agreement to the estimated discount for an unregistered share. In accordance with guidance in Emerging Issues Task Force (EITF) Issue 05-4, the Company believes that the effect of the liquidated damages should be treated under the first view (View A), which states that a registration rights agreement should be treated as a combined unit together with the underlying financial instruments, warrants and debenture and evaluate each as a single instrument. The Company concluded that this view is the most appropriate for the transaction. Accordingly, the Registration Rights Agreement was individually combined with each of the financial instruments (the Warrants and the Debenture) and they were considered a combined instrument. The Company assessed the delivery of unregistreed shares, plus the liquidated damages clause to be an economical alternative to the issuance of registered shares. Therefore, the financial instruments were determined not to be derivative instruments given their association with the Registration Rights Agreement and will be accounted for as equity instead of liabilities.

Warrants

The Warrants are exercisable into 380,000 shares of Common Stock at an exercise price of $1.60 per share, and expire four years after issuance (December 12, 2009). The Company would receive proceeds of approximately $608,000 if all of the Warrants were exercised. The Warrants contain provisions to adjust the exercise price and number of shares that may acquired upon exercise in the event that the Company shall at any time (a) pay a dividend in Common Stock or securities convertible into Common Stock; (b) subdivide or split its outstanding Common Stock; or (c) combine its outstanding Common Stock into a smaller number of shares; then the number of shares to be issued immediately after the occurrence of any such event shall be adjusted so that the warrant holder thereafter may receive the number of shares of Common Stock it would have owned immediately following such action if it had exercised the Warrants immediately prior to such action and the exercise price shall be adjusted to reflect such proportionate increases or decreases in the number of shares. Given that the Warrants were not deemed a derivative as defined above, they were assigned a relative fair value of $245,509 estimated using the Black-Scholes valuation model, and were recorded as a credit to “Additional-Paid-in-Capital” in the Company’s Balance Sheet. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: a term of four years, risk-free rate of 4.30%, volatility of 97%, and dividend yield of zero. The Black-Scholes model resulted in a fair value of $1.30 per Warrant.

Embedded Derivatives

The Company has evaluated the terms of the Debentures in accordance with EITF 05-02 and the Debenture is deemed "non-conventional convertible debt instruments" because the Debenture is not settlable in either all cash or all common stock. Below is the analysis of the embedded derivative.

The Debenture contains a forced conversion feature that occurs, if (i) at any time after the date of the Debenture the average of the "closing prices" during any consecutive five trading days (the "Pricing Period") exceeds 200% of $1.50 (as such conversion price may subsequently be adjusted pursuant to the Debenture)(i.e. 200% of $1.50 is $3.00), and (ii) the Company has not forced a conversion within the prior five trading days, then the Company may, within one trading day after the Pricing Period, deliver a notice (by both facsimile and email) to the Holder (a "Forced Conversion Notice") to cause the debenture holder to immediately convert up to $50,000 (a "Forced Conversion"), provided that in no event shall the Forced Conversion amount exceed the average daily dollar trading volume of the Common Stock during the Pricing Period. Notwithstanding the foregoing, the Company may deliver a Forced Conversion Notice only if, at the time of such delivery, there is an effective registration statement under the Securities Act of 1933 (the "Securities Act") pursuant to which the debenture holder is entitled to use the prospectus contained therein to resell the Common Stock that the holder acquires as a result of the Forced Conversion. The Company is required to deliver the shares of Common Stock into which the Debenture was converted on a Forced Conversion within three business days after the date of the Forced Conversion Notice and the Company is subject to the same late delivery penalties and remedies under the Debenture and the Securities Purchase Agreement that the Company is subject to for late delivery of Common Stock upon conversion by the holder. In the event the registration statement becomes ineffective within ten business days after the Forced Conversion, the holder shall have the right, by providing written notice to the Company within 15 business days after the Forced Conversion, to sell any shares of Common Stock not sold by the holder that was the subject of the Forced Conversion to the Company for $2.00 per share. The closing for such repurchase by the Company shall occur within ten days after such notice is delivered by the holder to the Company. Management has evaluated the provision for the Forced Conversion and determined that the likelihood of a forced conversion is deemed to be very remote due to: (i) it is not probable that the registration will take place in the time frame required, and therefore the Company could not force the conversion; and (ii) even if the registration does occur, the Company is registering over 11 million shares and it is not readily determinable what the market value will be, including whether or not a $180 million market cap floor would be sustainable. Accordingly, the Company has assigned zero value to this forced conversion feature.

Embedded Beneficial Conversion Feature

Additionally, the application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature in the Debentures, which is required to be treated as an additional discount to the Debenture. The value of the beneficial conversion feature was limited to the intrinsic value of the Debenture, accordingly $100,000, and will be amortized to interest, using the effective interest method, over the life of the Debenture.

9. Commitments and contingencies

The Company leases office space and equipment under non-cancelable operating leases. The Company also has a capital lease for equipment.

10. Subsequent Events

Sale of Common Stock

During the period January 1, 2006 to February 6, 2006, the Company sold 283,339 restricted shares of its Common Stock for $1.50 per share to various accredited investors. The proceeds will be used for working capital purposes.

Convertible Debt - Montage

In regards to the Debenture and Warrants, issued to Montage, the Company did not file by January 26, 2006 the registration statement covering the shares underlying the Debentures and Warrants, and as of February 14, 2006 owed a penalty of $10,000 to the investor.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Safe Harbor Statement

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-QSB contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words “believe,” “expect,” “intend,” “ anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions, identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

On August 17, 2005, CenterStaging Corp. (formerly Knight Fuller, Inc.)(“CenterStaging”) acquired CenterStaging Musical Productions, Inc. (“CMPI”), through a reverse triangular merger (the “Merger”) of a subsidiary we formed for this purpose. CMPI was the surviving corporation in the Merger and became our wholly owned subsidiary. As a result of the Merger, the shareholders of CMPI acquired control of CenterStaging, and for financial reporting purposes CMPI has been deemed to be the acquirer in the Merger. We accounted for the transaction as a reverse merger for financial reporting purposes, with the effect that our fiscal year automatically changed to the fiscal year of CMPI (July 1-June 30). References in this Report to the “Company” or “we” refer to CenterStaging and its consolidated subsidiary CMPI.

We are engaged primarily in: (i) providing production and support services for live musical performances at major televised award shows such as the Academy Awards and the GRAMMY Awards, and other televised shows and events, such as the Super Bowl halftime show and presidential inaugurations; (ii) renting its studio facilities to musicians for rehearsal, production and recording; and (iii) renting musical instruments and related equipment for use at its studios and other venues.

In 2004 we formed a new division, rehearsals.com, to produce and distribute original high definition digital video content of musicians and recording artists at its studios as they rehearse, give clinics and record. This original digital content will provide a behind-the-scenes perspective of recording artists, capturing candid, unscripted interactions among those artists and the music they play. We intend to distribute this original content worldwide, primarily through third party distribution channels, such as the Internet, television, cable providers, video, DVD, and pay-per-view. We have incurred significant costs in starting up this division but have not generated any revenues to date in the division.

We recorded a net loss of $14.4 million in the six months ended December 31, 2005, compared to a net loss of $1.5 million for the six months ended December 31, 2004. The net loss was due primarily to: (i) $7.2 million associated with the conversion of $7.2 million of outstanding convertible notes at a conversion price of 50% of the market price; (ii) $2.5 million associated with the issuance of common stock to consultants for services; and (iii) $3.1 million of costs with our rehearsals.com division. Neither the conversion of the convertible notes nor the issuance of shares to consultants affected our liquidity as these were non-cash expenses. The conversion of the convertible notes and issuance of common stock to consultants also increased our common stock and paid-in-capital by $16.7 million. As a result, our stockholders’ deficit decreased from $8.3 million at June 30, 2005 to $3.5 million at December 31, 2005.

Results of Operations

Three Months Ended December 31, 2005 compared to December 31, 2004

Revenues. Our revenues increased from $1.3 million for the three months ended December 31, 2004 to $1.6 million for the three months ended December 31, 2005. This increase was primarily attributable to an increase in the number of televised award shows we supported, resulting in increased revenues from production services and music equipment rentals.

Gross Profit. Gross profit increased from $597,000 for the three months ended December 31, 2004 to $816,000 for the three months ended December 31, 2005. This increase was due to the increase in revenues with only a $90,000 increase in cost of revenues. Cost of revenues consist principally of salaries and compensation of technical support personnel, which vary only with changes in personnel and are not based on number of production service engagements. Further, there are minimal expenses associated with musical equipment rental. Accordingly, our cost of revenues is not tied to our revenues except for to the extent of less material expenses such as supplies, facilities allocation expense and allocation of certain administrative salaries.

Salaries and Wages. Salaries and wages increased from $702,000 for the three months ended December 31, 2004 to $1.3 million for the three months ended December 31, 2005. This increase is primarily attributable to an approximately 36% increase in the number of employees, due principally to staffing of our rehearsals.com division. In addition, in the second quarter of fiscal 2005 we entered into new employment agreements with two current executive officers that increased their salaries and provided for minimum bonuses (these agreements were subsequently amended and restated as of June 30, 2005). Lastly, due to the highly technical skill set of the production staff required by our rehearsals.com division, the per person salary of these employees is significantly higher than the salary earned by our staff employed in our core business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $710,000 for the three months ended December 31, 2004 to $2.0 million for the three months ended December 31, 2005, primarily due to: (i) a $425,000 increase in consulting expenses; (ii) a $226,000 increase in depreciation and amortization expense; and (iii) a $399,000 increase in costs of legal and accounting services. A portion of the increase in consulting expense was due to the issuance of 100,000 restricted shares of common stock to a third party for consulting services valued at $150,000. The additional $275,000 is due to preliminary services required for marketing, development and creative needs of our rehearsals.com division. The increased depreciation and amortization expense is primarily attributable to our procurement of broadcast related equipment and leasehold improvements to our broadcast center and studios, related to our development of our digital music business. The increased legal and accounting costs are due primarily to costs associated with completing the acquisition of CMPI and related transactions, and the audit of CMPI financial statements.

Interest Expense. We recorded interest expenses of $125,000 for the three months ended December 31, 2005, as compared to $99,000 for the three months ended December 31, 2004. This increase was primarily attributable to an increase in our capital lease liabilities, as we had 22 capital leases at December 31, 2005 as compared to seven capital leases at December 31, 2004.

Unrealized loss on marketable securities. We recorded an unrealized loss of $112,000 on marketable securities on certain securities held by CenterStaging.

Six Months Ended December 31, 2005 compared to December 31, 2004

Revenues. Our revenues increased from $2.4 million for the six months ended December 31, 2004 to $3.1 million for the six months ended December 31, 2005. This increase was primarily attributable to an increase in the number of televised award shows we supported, resulting in increased revenues from production services and music equipment rentals.

Gross Profit. Gross profit increased from $1.1 million for the six months ended December 31, 2004 to $1.6 million for the six months ended December 31, 2005. This increase was due to the increase in revenues with only $138,000 increase in cost of revenues.

Salaries and Wages. Salaries and wages increased from $1.2 million for the six months ended December 31, 2004 to $2.5 million for the six months ended December 31, 2005. This increase is primarily attributable to an approximately 36% increase in the number of employees, and due principally to staffing of our rehearsals.com division. In addition, in the second quarter of fiscal 2005 we entered into new employment agreements with two current executive officers that increased their salaries and provided for minimum bonuses (these agreements were subsequently amended and restated as of June 30, 2005). Lastly, due to the highly technical skill set of the production staff required by our rehearsals.com division, the per person salary of these employees is significantly higher than the salary earned by our staff employed in our core business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1.2 million for the six months ended December 31, 2004 to $5.7 million for the six months ended December 31, 2005, primarily due to: (i)) a $2.7 million increase in consulting expenses; (ii) a $460,000 increase in depreciation and amortization expense; and (iii) a $646,000 increase in costs of legal and accounting services. The increase in consulting expense was principally due to the $2.4 million expense associated with the issuance of 2,580,000 shares of common stock to consultants during the six months. The increased depreciation and amortization expense is primarily attributable to our procurement of broadcast related equipment, particularly in the six months ended June 30, 2005, and leasehold improvements to our broadcast center and studios, related to our development of our digital music business. The increased legal and accounting costs are due primarily to costs associated with completing the Merger and related transactions, and the audit of CMPI’s financial statements.

Interest Expense. Interest expense increased from $188,000 for the six months ended December 31, 2004 to $470,000 for the six months ended December 31, 2005. This increase was primarily attributable to an increase in our capital lease liabilities, as described above, and to an increase in the amount of convertible notes outstanding (which were converted into common stock in  September 2005).

Beneficial Conversion Feature on Debt. In September 2005 we converted all of our outstanding convertible notes into 7,585,719 shares of our common stock. Because the convertible notes converted into common stock at a 50% discount to market, we recognized an expense of $7.2 million in connection with the conversion (which equaled the outstanding principal and accrued and unpaid interest on the notes).

Financial Condition, Liquidity and Capital Resources

Our accounts receivable (net of allowance for doubtful accounts) increased from $473,000 at June 30, 2005 to $683,000 at December 31, 2005, due primarily to our increase in revenues.

Our revenue-earning equipment consists of our inventory of musical instruments (including technical and production equipment) for rental and broadcasting equipment used in our rehearsals.com division. Our revenue-earning equipment, before depreciation, increased from $5.0 million at June 30, 2005 to $5.3 million at December 31, 2005, due primarily to an increase in broadcasting equipment. We do not have any planned material additional capital expenditures during the fiscal year, as we have completed the initial build-out of our broadcast center and acquired sufficient broadcast equipment until our rehearals.com division starts generating material revenues.

Our short-term debt at December 31, 2005 included principally: (i) $248,000 under revolving lines of credit with two financial institutions, with borrowings under these credit lines being unsecured with no material covenants, at an average interest rate during fiscal year 2005 of 8.4% on the combined outstanding balance; (ii) $100,000 under a note payable from an unrelated party bearing an interest rate of 6% per annum which is due and payable upon demand, (iii) $225,000 under an unsecured loan from an employee in January 2005 at a variable rate of prime plus 4% per annum (10.75% per annum at September 30, 2005) due February 28, 2006; (iv) $152,000 under notes payable to Johnny Caswell and Jan Parent at an interest rate of 9.6% per annum, which are due and payable upon demand; (v) two $50,000 loans from unaffiliated parties bearing an interest rate of 5% per annum which are due and payable on December 31, 2006; and (vi) $500,000 under a convertible debenture bearing interest at the rate of 6% per annum due and payable June 12, 2006.

Our long-term debt at December 31, 2005 included principally: (i) $3,123,055 under a loan bearing interest at a variable rate of prime plus 1.75% per annum (9.00% per annum at December 31, 2005), maturing in 2010, with payments based on a 25-year amortization, and secured by secured by a first deed of trust on the land and buildings leased to us by an affiliate; (ii) $1,931,503 under a bank loan bearing interest at a variable rate of prime plus 2.75% per annum (10.0% per annum at December 31, 2005), and secured by a substantially all of our assets and by a junior security interest in the land and building; (iii) $256,716 under a bank loan bearing interest at a variable rate of (8.25% per annum at December 31, 2005) and fully amortizing through maturity in November 2009; and (iv) $75,000 under notes payable to Jan Parent at an interest rate of 9% per annum, which are due and payable in July 2010.

Our common stock and paid-in capital increased from $224,000 at June 30, 2005 to $20.3 million at December 31, 2005, due primarily to $14.3 million from the conversion of the convertible notes, $2.5 million from the issuance of shares of our common stock to consultants, $1.8 million from the sale of 1,171,676 shares of common stock to accredited investors for $1.50 per share, and $1.1 million from the issuance of warrants.

We believe we have sufficient working capital to cover our anticipated operating costs and expenses through the next several months. This is based, in part, on the fact that between September 2005 and December 2005 we received $1.8 million from the sale of common stock and received an additional $425,000 from the sale of common stock from January 1, 2006 through February 6, 2006. Our capital raising efforts will continue as in the past and if anything will increase as interest in our product continues to grow. We do not anticipate material revenues from our rehearsals.com division prior to the first quarter of fiscal 2007. We do not have any planned material additional capital expenditures during the fiscal year, as we have completed the build-out of our broadcast center and acquired sufficient broadcast equipment until our rehearals.com division starts generating material revenues.

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

The success of our rehearsals.com division will be dependent upon a number of factors, many of which are beyond our control (see “Certain Factors Relating to our Digital Music Division,” below). Accordingly, we can give no assurance that the division will become profitable. Further, we can give no assurance that we will be able to obtain sufficient financing to implement our business plan or that, if financing is obtained, such financing will not materially dilute our existing shareholders. Our ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing our business plan for rehearsals.com and investors’ perception of our business and prospects.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Certain Factors relating to our Financial Condition and Liquidity

We have suffered material net losses and have a stockholders’ deficit, and we need additional financing to implement our business plan.

We recorded net losses of $14.4 million in the six months ended December 31, 2005 and $6.5 million in the fiscal year ended June 30, 2005, causing a significant deterioration in our financial condition. We had a stockholders’ deficit of $3.5 million at December 31, 2005.

The losses in the first six months of fiscal 2006 included non-recurring expenses of $7.2 million in connection with the conversion of the convertible notes and $2.5 million from the issuance of common stock to consultants. These transactions also resulted also increased our common stock and paid-in-capital by $16.8 million.

We anticipate continuing to incur operating losses until such time as we can generate net earnings in rehearsals.com. We do not anticipate generating revenues in rehearsals.com until the first quarter of fiscal 2007.  We believe we have sufficient working capital to cover our anticipated operating costs and expenses through the next several months. This is based, in part, on our cash on hand and the $425,000 we have received from the sale of common stock from January 1, 2006 to February 6, 2006. We do not have any planned material additional capital expenditures during the fiscal year, as we have completed the initial build-out of our broadcast center and acquired sufficient broadcast equipment until our rehearals.com division starts generating material revenues.

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

The success of our rehearsals.com division will be dependent upon a number of factors, many of which are beyond our control (see “Certain Factors Relating to our Digital Music Division,” below). Accordingly, we can give no assurance that the division will become profitable. Further, we can give no assurance that we will be able to obtain sufficient financing to implement our business plan or that, if financing is obtained, such financing will not materially dilute our existing shareholders. Our ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing our business plan for rehearsals.com and investors’ perception of our business and prospects.

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

Our future success and growth depends upon the ability of rehearsals.com to deliver original and compelling content and services that attract and retain consumers. The successful development and production of content and services is subject to numerous uncertainties, including without limitation the ability to:

•	anticipate and successfully respond to rapidly changing consumer tastes and preferences,

•	fund new program development,

•	attract and retain qualified editors, producers, writers, and technical personnel, and

•	successfully anticipate and respond to the increased acceptance of methods other than personal computers to access the Internet.

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

We believe that our content will be differentiated because it is likely to be unique, as it will feature recording artists in rehearsal and interacting with other artists or an audience in a “behind the scenes” format. In addition, the content will be recorded in high definition digital video. Moreover, we believe that our (i) preexisting music studio facilities, (ii) preexisting relationships with and access to recording artists, (iii) musical equipment inventory, and (iv) expertise in the production field will allow us to produce our high definition audio/video content at a substantially lower cost than would be incurred by a competitor just entering this field.

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

As a publisher and a distributor of content through the Internet, we may face potential liability for:

•	defamation,

•	negligence,

•	copyright, patent or trademark infringement, and

•	other claims based on the nature and content of the materials published or distributed.

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

We are dependent upon the creative skills, leadership and relationships of CenterStaging founders Johnny Caswell and Jan Parent, who serve as our President and Senior Executive Vice President, respectively, as well as upon Roger Paglia, our Chief Executive Officer, and upon the management, financial and operational skills of Howard Livingston, our Chief Financial Officer. We do not currently maintain key person life insurance on any of these persons. The loss of Mr. Caswell, Mr. Parent, Mr. Paglia or Mr. Livingston’s services could have a material adverse affect on our business and operations, including our ability to develop and execute a long-term, profitable business plan.

Our management team consists of several key production, creative and technology personnel who have been recruited within the past two years. In order to manage and operate our business successfully in the future, it will be necessary to further strengthen our management team. The hiring of any additional executives will increase our compensation expense.

Our four principal stockholders constitute all of our directors and executive officers, and their interests may differ from those of other stockholders.

As of December 31, 2005, Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston owned beneficially 65% of our outstanding common stock. These four shareholders also constitute our board of directors and are our four most senior executive officers. Because of their share ownership, these four shareholders have the power to elect all of our directors (there are no cumulative voting rights), and have the power to approve or disapprove any actions considered by our shareholders, including a change in the authorized capital stock, the sale of all or substantially all of our assets, and mergers. This concentration of ownership of our common stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and may adversely affect the market price of our common stock.

We have no independent directors.

Each of our directors is also an executive officer of the Company, and thus we have no directors who are independent of management. As a result of having no independent directors, our board of directors cannot provide any independent oversight of the actions and performance of management. Further, the lack of independent directors can result in conflicts of interest between our stockholders and the controlling officers and directors, as these individuals have the power to make determinations affecting their own interests, such as compensation. In addition, the composition of our board of directors would not satisfy the listing requirements for the Nasdaq Stock Market or any securities exchange, such as the American Stock Exchange, which require that a majority of the directors be independent. Our common stock is currently quoted on the OTC Bulletin Board, which does not have any requirements regarding the independence of directors.

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

You may have difficulty selling our shares because they are deemed “penny stocks.”

Since our Common Stock is not listed on the Nasdaq Stock Market or any national securities exchange, if the trading price of our Common Stock is below $5.00 per share, trading in our Common Stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock. Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

The market price of our Common Stock may be adversely affected by market volatility.

The market price of our Common Stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements of the results of our operations or the operations of our competitors,

•	developments with respect to intellectual property rights,

•	announcements of technological innovations by us or our competitors,

•	announcements of new services, products or new contracts by us or our competitors,

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors,

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates,

•	conditions and trends in the online digital music distribution or production industries,

•	new accounting standards,

•	general economic, political and market conditions and other factors, and

•	the occurrence of any of the risks described in this Report.

Item 3.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in its Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-- OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended December 31, 2005, we sold 1,171,676 shares of our common stock for $1.50 per share to accredited investors. The issuance of these shares was exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that Act and Regulation D as a transaction not involving a public offering. We did not use any general solicitation or general advertising in connection with these sales and we placed appropriate restrictions on transfer on the shares issued.

On October 27, 2005, we issued warrants to purchase 40,000 shares of our common stock for $2.00 per share to an accredited investor in connection with an agreement to provide services to us. The warrants expire upon the earlier to occur of October 27, 2007 or upon a sale of the Company. The issuance of these warrants was exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that Act and Regulation D as a transaction not involving a public offering. We did not use any general solicitation or general advertising in connection with these sales and we placed appropriate restrictions on transfer on the warrants and the underlying shares.

On December 12, 2005, we issued to Montage Partners III, LLC, an accredited investor, a convertible debenture in the principal amount of $500,000 and four-year warrants to purchase up to 380,000 shares of common stock at an exercise price of $1.60 per share. The purchase price for the debenture and warrants was $500,000. The debenture bears interest at the rate of 6% per annum, is secured by a security interest in the Company’s accounts receivable, and matures on June 12, 2006. Assuming the entire principal and interest of the debenture is converted on the maturity date, an aggregate of 343,333 shares of common stock would be issued. The issuance of the debenture and warrants was exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that Act and Regulation D as a transaction not involving a public offering. We did not use any general solicitation or general advertising in connection with these sales and we placed appropriate restrictions on transfer on the securities issued.

On December 31, 2005, we issued warrants to purchase 800,000 shares of common stock for $2.50 per shares to MLB Advanced Media, L.P. (“BAM”), an accredited investor, pursuant to a binding letter of intent dated October 7, 2005, pursuant to which we engaged BAM to provide certain services in connection with our rehearsals.com division. The warrants expire December 31, 2008. The issuance of these warrants was exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that Act and Regulation D as a transaction not involving a public offering. We did not use any general solicitation or general advertising in connection with these sales and we placed appropriate restrictions on transfer on the warrants and the underlying shares.

On December 31, 2005, we issued 100,000 shares of common stock to an accredited investor  in exchange for services that we valued at $150,000. The issuance of these shares was exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that act and Regulation D as a transaction not involving a public offering. We did not use any general solicitation or general advertising in connection with these sales and we placed appropriate restrictions on transfer on the shares issued.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)    Exhibits

3.1	Certificate of Incorporation; Certificate of Amendment filed January 20, 2006
10.1
Letter of Intent dated as of October 7, 2005 between CenterStaging Corp. and MLB Advance Media, L.P. Portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

10.2	2005 Incentive Stock Option Plan and form of Incentive Stock Option Agreement under the Plan
10.3	2005 Non-Qualified Stock Option Plan and form of Non-Qualified Stock Option Agreement under the Plan
10.4	First Amendment to Promissory Note dated January 18, 2006
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CENTERSTAGING CORP.

Date: February 15, 2006	By:	/s/ Howard Livingston
Howard Livingston,
Chief Financial Officer