Form 10QSB
period 2006-03-31
CenterStaging Corp.
filed 2006-05-15
CIK 1172939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-87968

CENTERSTAGING CORP.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	45-0476087 (I.R.S. Employer Identification No.)

3407 Winona Avenue
Burbank, California 91504
(Address of Principal Executive Offices)

(818) 559-4333
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former name, former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Number of shares of common stock outstanding as of April 30, 2006: 58,894,954

CENTERSTAGING CORP.

FORM 10-QSB

-i-

PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements

CenterStaging Corp.
Condensed Consolidated Balance Sheet
March 31, 2006

UNAUDITED

ASSETS

Current Assets
Cash and cash equivalents	$305,797
Investment in marketable securities	119,159
Accounts receivable, net of allowance for doubtful accounts of $30,591	541,741
Other current assets	310,433

Total Current Assets	1,277,130

Revenue-Earning Equipment
Musical instruments	1,518,171
Broadcasting equipment	3,798,298
Less accumulated depreciation	(1,646,907)

Total revenue-earning equipment, net	3,669,562

Property and Equipment
Land	275,000
Building	837,677
Leasehold improvements	3,129,310
Machinery and equipment	455,368
Furniture and fixtures	331,875
Less accumulated depreciation	(2,584,532)

Total property and equipment, net	2,444,698

Other Assets
Deposits	44,718
Deferred costs, net	157,480

Total Other Assets	202,198

Total Assets	$7,593,588

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Condensed Consolidated Balance Sheet (continued)
March 31, 2006

UNAUDITED

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,184,314
Loans and lines of credit	348,822
Related party notes payable	377,049
Convertible Debenture, net of discount	302,778
Current portion of deferred rent liability	58,916
Current portion of capital lease obligations	377,153
Current portion of notes payable	519,551

Total Current Liabilities	5,168,583

Long Term Liabilities
Deferred rent liability, less current portion	121,329
Capital lease obligations, less current portion	1,068,268
Notes payable (includes $75,000 related party payable), less current portion	5,147,255

Total Long Term Liabilities	6,336,852

Total Liabilities	11,505,435

Interest of consolidated variable interest entity	487,376

Stockholders' Deficit
Common stock, $.0001 par value, 100,000,000 shares authorized, 58,651,620 shares issued and outstanding	5,862
Additional paid-in capital	23,694,086
Deferred compensation	(605,860)
Notes receivable from stockholders and related party	(1,156,012)
Accumulated deficit	(26,337,299)

Total Stockholders' Deficit	(4,399,223)

Total Liabilities and Stockholders' Deficit	$7,593,588

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended March 31, 2006 and 2005

	Three months ended		Nine months ended
UNAUDITED	03/31/06	03/31/05	03/31/06	03/31/05
For preliminary review purposes only

Revenue	$1,152,818	$1,145,239	$4,234,285	$3,517,043

Cost of revenue	752,424	742,102	2,187,343	2,038,629

Gross profit	400,394	403,137	2,046,942	1,478,414

Operating Expenses:

Salaries and wages	1,965,605	980,688	4,482,409	2,164,699

Selling, general, and administrative expenses	2,318,056	1,381,302	8,032,721	2,552,856

Total operating expenses	4,283,661	2,361,990	12,515,130	4,717,555

Loss from Operations	(3,883,267)	(1,958,853)	(10,468,188)	(3,239,141)

Other Income (Expense)

Interest income	17,869	9,808	53,608	14,204

Interest expense	(266,927)	(124,356)	(736,439)	(312,507)

Discount, amortization convertible debenture	(250,000)		(302,778)

Loss on disposition of assets	(1,531)	—	(20,837)	—

Realized loss on marketable securities	(28,037)	—	(45,560)	—

Beneficial conversion feature on debt	—	—	(7,168,615)	—

Total income (expense)	(528,626)	(114,548)	(8,220,621)	(298,303)

Loss before provision for income of VIE and taxes	(4,411,893)	(2,073,401)	(18,688,809)	(3,537,444)

Provision for income taxes	—	—	—	—

Provision for income of variable interest entity	(5,075)	(22,133)	(110,613)	(61,099)

Net loss	$(4,416,968)	$(2,095,534)	$(18,799,422)	$(3,598,543)

Net loss per share (basic and diluted)	$(0.08)	$(0.05)	$(0.36)	$(0.09)

Weighted average shares
(basic and diluted)	57,541,234	40,000,000	52,647,356	40,000,000

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Condensed Consolidated Statement of Stockholders' Deficit
For the Period from July 1, 2005 to March 31, 2006

UNAUDITED

	Common Stock		Additional Paid-in	Deferred	Notes Receivable from stockholders and related	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Compensation	party	Deficit	Deficit

Balance at July 1, 2005	40,000,000	$4,000	$219,990	$—	$(1,024,958)	$(7,537,877)	$(8,338,845)

Issuance of stock for consulting services	2,580,000	257	2,493,342	—	—	—	2,493,599

Issuance of shares due to reverse merger	5,524,004	552	164,168	—	—	—	164,720

Conversion of debt to equity	7,585,719	757	14,326,455	—	—	—	14,327,212

Sale of common stock for cash	2,961,897	296	4,442,550	—			4,442,846

Intrinsic value of beneficial conversion feature			160,305				160,305

Relative fair value of warrants issued convertible debenture			339,698				339,698

Warrants issued to third parties			1,216,492	(605,860)			610,632

Stock Options Granted			331,086				331,086

Advances to stockholders and related party	—	—	—	—	(131,054)	—	(131,054)

Net loss	—	—	—	—	—	(18,799,422)	(18,799,422)

Balance at March 31, 2006 (unaudited)	58,651,620	$5,862	$23,694,086	$(605,860)	$(1,156,012)	$(26,337,299)	$(4,399,223)

See accompanying notes to these condensed consolidated financial statements.

CenterStaging Corp.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2006 and 2005
UNAUDITED

	March 31, 2006	March 31, 2005
Cash flows used for operating activities:
Net Loss	$(18,799,422)	$(3,598,543)
Adjustments to reconcile net loss to net cash used for for operating activities:
Income of consolidated variable interest entity	110,613	61,099
Change in allowance for bad debts	(9,409)	—
Loss on sale of asset and allowance for related receivable	44,837	—
Amortization of non-cash marketing revenue	(16,353)	(17,709)
Depreciation of revenue-earning equipment	508,856	174,795
Depreciation of other property, plant, and equipment	472,601	269,496
Noncash compensation of consultants with common stock	2,493,599	—
Noncash compensation of third party warrants	610,632
Noncash compensation of employee stock option plan	331,086
Amortization of deferred costs	(4,101)	24,078
Amortization of discount related to convertible debentures	302,778
Beneficial conversion feature on debt	7,168,615	—
Realized loss on marketable securities	45,560	—

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(59,593)	157,750
(Increase) in other current assets	(192,007)	(151,968)
(Increase) decrease in deposits	5,646	(5,501)
Increase (decrease) in accounts payable and accrued expenses	1,105,917	1,352,770
Increase (decrease) in loans and lines of credit		97,000
Increase (decrease) in deferred rent liabilities	(17,721)	76,563
Net cash used for operating activities	(5,897,866)	(1,560,170)

Cash flows used for investing activities:
Purchases of musical instruments	(27,064)	(91,781)
Purchases of broadcasting equipment	(32,727)	(1,879,302)
Purchases of other property and equipment	(225,988)	(1,016,046)
Loans to related party for Las Vegas venture	(50,514)	(20,340)
Repayment from related party for Las Vegas venture	—	25,000
Loans to shareholders of consolidated variable interest entity	(80,540)	(839,417)
Net cash used for investing activities	(416,833)	(3,821,886)

Cash flows provided by (used for) financing activities:
Payments on lines of credit	(64,351)	(37,136)
Payments on notes payable (not related parties)	(49,457)	(1,625,821)
Payments on capital lease obligations	(238,533)	(107,167)
Proceeds from lines of credit	703	10,483
Proceeds from issuance of related party note payable	75,000	300,000
Proceeds from issuance of notes payable (not related parties)	100,000	3,437,757
Proceeds from issuance of convertible notes	1,791,000	2,921,800
Proceeds from issuance of convertible debenture	500,000	—
Proceeds from issuance of common stock	4,442,846	—
Net cash provided by financing activities	6,557,208	4,899,916

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Condensed Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended March 31, 2006 and 2005
UNAUDITED

	March 31, 2006	March 31, 2005

Increase (decrease) in cash and cash equivalents	242,509	(482,140)

Cash and cash equivalents, beginning of period	63,288	610,703

Cash and cash equivalents in consolidated variable interest entity, July 1, 2004	—	22,022

Cash and cash equivalents, end of period	$305,797	$150,585

Supplemental disclosures of cash flow information:

Cash paid for interest	$297,592	$106,245

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Instruments obtained for marketing considerations	$18,978	$37,444

Issuance of shares due to reverse merger	$164,720	$—

Conversion of debt to equity	$7,163,228	$—

Convertible debt subscribed	$—	$150,000

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(unaudited)

Note 1.  Nature of Operations

On August 17, 2005, CenterStaging Corp. (“CenterStaging” or the “Company”) (formerly Knight Fuller, Inc.) acquired all the outstanding shares of CenterStaging Musical Productions, Inc. (“CMPI”), in exchange for 42,480,000 restricted shares of its Common Stock in a reverse triangular merger (the “Merger”). The acquisition has been accounted for as a reverse merger (recapitalization) with CMPI deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of CMPI, as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value, and those of CenterStaging (the legal acquirer) since the Merger. The retained earnings of the accounting acquirer have been carried forward after the acquisition and CMPI’s basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer.

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

The Company is the primary beneficiary of a variable interest entity (VIE), Jan and Johnny, Inc. Jan and Johnny, Inc. is owned by Jan Parent and Johnny Caswell, directors and executive officers of the Company, who together owned 39% of the outstanding Common Stock of the Company as of March 31, 2006. The Company adopted FIN 46(R) effective July 1, 2004. This requires that the Company consolidate the activities of the VIE into its financial statements. During the periods ended March 31, 2006 and 2005, all intercompany balances have been eliminated in consolidation.

Note 2.  Equity Transactions

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

The Merger on August 17, 2005, was the primary triggering event that provided the Company the ability to determine the associated beneficial conversion feature of the convertible notes. Previously, the Company was not able to ascertain the value, if any, of the convertible feature due to the triggering event not occurring until August 17, 2005. The amount of $7,168,615 allocated to the beneficial conversion feature embedded in the debentures, which was amortized in full at conversion, was determined in accordance with provisions of EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments.

Private Placement of Common Stock

During the three and nine months ended March 31, 2006, the Company sold 1,790,221 and 2,961,897 restricted shares of its Common Stock for $1.50 per share in a private placement to accredited investors. The proceeds of these sales, totaling $2,685,332 and $4,442,846, respectively, will be used for working capital purposes.

Accounting Policy for Stock and Warrants Issued to Third Parties For Services

The Company accounts for stock and warrants issued to third parties for services in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products. Under the provisions of EITF 96-18, because none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the stock and warrants occurs upon actual vesting. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.

On August 17, 2005, the Company issued an aggregate of 2,480,000 restricted shares of its Common Stock to various consultants in connection with the Merger and recognized an expense of $2,343,600 in connection with such issuance. Fair value of the Common Stock issued was based on pricing models using prevailing financial market information with specific reference to the price per share that the holders of the Convertible Notes received upon conversion of their Notes (i.e. $0.945/share).

During the three months ended December 31, 2005, the Company issued 100,000 restricted shares of its Common Stock at $1.50 per share, with an aggregate fair market value of $150,000, to a vendor as compensation for services rendered

In October 2005, the Company engaged MLB Advance Media, L.P. (“BAM”) to provide certain services to the Company. As part of its compensation for the services, on December 31, 2005, the Company issued to BAM warrants to purchase 800,000 shares of its Common Stock at an exercise price of $2.50 per share and expiring December 31, 2008. BAM is also entitled to two other tranches to purchase 850,000 shares per tranche, which warrants will be issued only if the consulting agreement has not been terminated and the Company achieves specified cumulative revenues ($75 million for the first tranche and $125 million for the second tranche). The exercise prices of these additional warrants will equal to the market price on the date of issuance and the warrants will expire three years from the date of issuance. Under the provisions of EITF 96-18, because none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the stock and warrants occurs upon actual vesting. The fair value of these warrants was determined using the Black-Scholes option-pricing model. The value was derived using the following assumptions: (i) Expected term 3 years; (ii) Volatility 157%; (iii) Risk free interest rate 4.30%; and (iv) Dividend yield 0%.

The Company estimates that the services to be provided for the warrants issued in December 2005 will be provided over a one-year period. As a result, the Company has recorded $1,163,888 in “Deferred Compensation,” which is being amortized to expense over the one-year service period. For the three and nine months ended March 31, 2006, the amounts of $370,825 and $558,028, respectively, have been amortized to expense.

The Company issued no Common Stock or warrants for services during the three and nine months ended March 31, 2005.

Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after December 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. The Company has early adopted the fair value based method of accounting prescribed in Financial Accounting Standards Board Statement No. 123(R) (Accounting for Stock-Based Compensation) for its Incentive Stock Option (ISO) and Non-Qualified Stock Option (NQO) plans.

In November 2005 the Company’s Board of Directors adopted, and in January 2006 the Company’s shareholders approved, the 2005 Incentive Stock Option Plan (“2005 ISO Plan”) and the 2005 Non-Qualified Stock Option Plan (“2005 NQO Plan”). The Company adopted SFAS 123(R) on January 1, 2006 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company accounts for the fair value of its grants under those plans in accordance with Financial Accounting Standards Board Statement No. 123(R).

The 2005 ISO Plan provides for the issuance to employees of up to 2,000,000 shares of Common Stock upon exercise of options intended to qualify as “incentive stock options” under the Internal Revenue Code. The exercise price of each option may not be less than the fair market value of the Common Stock on the date of grant and an option’s maximum term is ten years. On January 26, 2006, the Company granted options to purchase 1,709,000 shares under the 2005 ISO Plan, which options have an exercise price of $1.80 per share, vest in three equal annual installments. The Company had no non-vested stock options at the beginning of the year. A summary of the status of the 2005 ISO Plan as of March 31, 2006, and changes during the three months ended on that date is presented below:

2005 ISO Plan	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	—	$—
Granted	1,709,000	$1.80
Exercised	—	$—
Forfeited	—	$—
Converted	—	$—
Expired	—	$—
Cancelled	—	$—
Outstanding at March 31, 2006	1,709,000	$1.80
Options exercisable at March 31, 2006	—	$—
Options vested and expected to vest at March 31, 2006	1,709,000	$1.80

The 2005 NQO Plan provides for the issuance to directors, employees and consultants of up to 3,000,000 shares of Common Stock upon exercise of options. The exercise price of each option may not be less than 85% of the fair market value of the Common Stock on the date of grant and an option’s maximum term is ten years. On January 26, 2006, the Company granted options to purchase 2,235,000 shares under the 2005 NQO Plan, which options have an exercise price of $1.80 per share, vest in three equal annual installments and have a term of 10 years. The estimated fair value of these options was $1.44 per share on the date of the grant. A summary of the status of the 2005 NQO Plan as of March 31, 2006, and changes during the three months ended on that date is presented below:

2005 NQO Plan	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	—	$—
Granted	2,235,000	$1.80
Exercised	—	$—
Forfeited	—	$—
Converted	—	$—
Expired	—	$—
Cancelled	—	$—
Outstanding at March 31, 2006	2,235,000	$1.80
Options exercisable at March 31, 2006	—	$—
Options vested and expected to vest at March 31, 2006	2,235,000	$1.80

For both plans, the fair values of stock options granted during the first quarter of 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Expected life (in years)	6.5	—
Average risk-free interest rate	4.4%	—
Expected volatility	157%	—
Expected dividend yield	—	—

The Company determined the expected life of the stock options using guidance from SAB 107; thus, the expected life of the options is the average of the vesting term and the full-term of the options. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. The Company’s computation of expected volatility is based on historical volatility of a similar publicly traded company. The dividend yield assumption is based on the Company’s expectation of dividend payouts.

The weighted-average grant date estimated fair value of stock options granted during the three months and nine months ended March 31, 2006 was $1.44 per share, respectively.

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

The table below presents information related to stock option activity for the quarters ended March 31, 2006 and 2005:

Three Months Ended March 31,
	2006	2005
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	—	—
Gross income tax benefit from the exercise of stock options	—	—

The aggregate intrinsic value of the stock options at March 31, 2006 is zero. Accordingly, there is also no pretax intrinsic value that would have been received by the option holder. There were no options exercised for the three months and nine months ended March 31, 2006.

During the three months ended March 31, 2006 and 2005, the Company recognized $331,086 and zero of stock-based compensation expense, respectively (which expenses were included in selling, general and administrative expenses). No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was $5,333,593.

Prior to January 1, 2006, the Company accounted for its stock options in accordance with SFAS No. 123; however, prior to January 1, 2006, the Company did not have any employee stock options outstanding. Accordingly, the Company did not recognize compensation expense in its consolidated financial statements for stock options for periods prior to January 1, 2006.

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

Note 3.  Related Party Transactions

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

Note 4.  Variable Interest Entities

The Company leases one of the buildings at its Burbank facility from Jan and Johnny, Inc., an entity established for the sole purpose of acquiring and leasing the building. Under FIN-46R, Jan and Johnny, Inc. is a variable interest entity and the Company is the primary beneficiary. Therefore, the Company has consolidated the lessor in its consolidated financial statements. The land and building have a carrying value of $837,677 with related mortgage debt of $3,113,835 as of March 31, 2006.

Note 5.  Segments: Production and Support Services and Rentals, and “rehearsals.com” Operations

The Company manages its operations through two business segments: (i) production and support services and rental of musical instruments and rehearsal studio space, and (ii) “rehearsals.com” operations. The Company derives its revenues from production and support services and the rental of musical instruments and rehearsal studio space. In 2004, the Company started a new division called “rehearsals.com”. The “rehearsals.com” division is focused on obtaining musical content, videotaping of rehearsals by various artists, for distribution through the Internet. During the nine months ended March 31, 2006 and 2005, the activity in the “rehearsals.com” division was limited to purchase of audio and video production equipment, development of the recording studio space and incurring costs associated with developing content for future sales and distribution.

Administrative functions such as finance, treasury and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. During 2006 and 2005, there were no transactions between the two segments. The operating costs of each segment are captured discretely within each segment. The Company’s property and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

Summary financial information for the two reportable segments is as follows:

	March 31,	March 31,
	2006	2005
Production Services and Rental Operations:
Net sales	$4,234,285	$3,517,043
Operating loss	5,143,924	1,042,369
Identifiable assets	3,462,485	2,458,311
Accounts receivable, net	541,741	338,245
Property and Equipment, net	1,482,255	1,537,699
REE, net	257,505	455,618

Rehearsals.com Operations:
Net sales
Operating loss	5,324,264	2,196,772
Identifiable assets	4,131,108	4,021,270
Accounts receivable, net
Property and equipment, net	962,443	926,649
REE, net	3,412,057	2,550,041

	March 31,	March 31,
	2006	2005
Consolidated Operations:
Net sales	$4,234,285	$3,517,043
Operating loss	10,468,188	3,239,141
Identifiable assets	7,593,593	6,479,581
Accounts receivable, net	541,741	338,245
Property and equipment, net	2,444,698	2,464,348
REE, net	3,669,562	3,005,659

Note 6.  Litigation and Contingencies

The Company does not know of any material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation. The Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

Note 7.  Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company experienced net losses of $18,799,422 and $3,598,543 for the nine months ended March 31, 2006 and 2005, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of March 31, 2006, has an accumulated deficit of $26,337,299. These matters, among others, raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Historically, management has been able to raise additional capital. During the nine months ended March 31, 2006, the Company obtained an additional $4,442,846 in capital. During the period April 1, 2006 to April 30, 2006, the Company continued to raise capital by selling $365,000 of its restricted shares of Common Stock to various accredited investors. Additionally, the Company converted $7.2 million of Convertible Notes into shares of its Common Stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 8.  Securities Purchase Agreement with Montage Partners III, LLC

In December 2005, the Company entered into the Securities Purchase Agreement with Montage Partners III, LLC (“Montage”). Pursuant to the Securities Purchase Agreement, on December 12, 2005, Montage purchased for $500,000 a 6% Senior Secured Convertible Debenture (the “Debenture”) in the principal amount of $500,000 together with warrants (the “Warrants”) to purchase an aggregate of 380,000 shares of Common Stock for $1.60 per share. The Company expects to use the proceeds of the financing to finance on-going operations. The Company concurrently entered into a Security Agreement dated December 12, 2005 with Montage (the “Security Agreement”), pursuant to which the Debenture is secured by all of the accounts receivable including the Company’s customer and client lists. Total funds received of $500,000 were allocated first to the Warrants, on the relative fair value method ($339,698), second to the embedded derivative related to a “put” feature, which has been determined to have zero value, third to the beneficial conversion feature of the Debenture, based on the intrinsic value method ($160,305), and lastly, zero value to the Debenture. The $500,000 discount, consisting of the value of the warrants and beneficial conversion feature, on the Debenture is being amortized to interest expense over the term of the Debenture using the effective interest method. At March 31, 2006, the unamortized discount on the Debenture was $197,222. The following table reflects the Debenture at March 31, 2006:

Convertible Debenture	$500,000
Less: Current portion of debt discount	(197,222)
Value of Convertible Debenture at March 31, 2006	$302,778

The following table summarizes the charges to interest, amortization and other expense, relating to this transaction for the nine months ended March 31, 2006:

Interest expense on debt	$9,144
Accretion of debt discount	$302,778

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

The sale of the Debenture and the Warrants was completed through a private placement to an accredited investor and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Registration Rights Agreement with the Montage dated December 12, 2005 (the “Registration Rights Agreement”), the Company agreed to file a resale registration statement covering the resale of the shares issuable to the investors upon the conversion of the Debentures and the exercise of the Warrants by January 26, 2006. The Registration Rights Agreement requires the Company to pay liquidated damages of: (i) $10,000 if it does not file the registration statement by January 26, 2005, and an additional $10,000 for each month thereafter that it does not file the registration statement; and (ii) $10,000 if the registration statement is not declared effective by the earlier of April 11, 2006 or seven days after the SEC advises the Company the registration statement may be declared effective, and an additional $10,000 for each month thereafter that the registration statement is not declared effective, until such time that the shares can be registered under Rule 144. Because the Company did not file by January 26, 2006 the registration statement covering the shares underlying the Debentures and Warrants, as of March 31, 2006 the Company had accrued a penalty of $30,000 to the investor. The liquidated damage clause has a maximum potential of $110,000.

The Company evaluated that the maximum amount of the liquidated damages is less than the differential between registered and unregistered shares. The analysis was performed by comparing the maximum liquidated damages over the number of shares covered by the Registration Rights Agreement to the estimated discount for an unregistered share. In accordance with guidance in Emerging Issues Task Force (EITF) Issue 05-4, the Company believes that the effect of the liquidated damages should be treated under the first view (View A), which states that a registration rights agreement should be treated as a combined unit together with the underlying financial instruments, warrants and debenture and evaluate each as a single instrument. The Company concluded that this view is the most appropriate for the transaction. Accordingly, the Registration Rights Agreement was individually combined with each of the financial instruments (the Warrants and the Debenture) and they were considered a combined instrument. The Company assessed the delivery of unregistered shares, plus the liquidated damages clause to be an economical alternative to the issuance of registered shares. Therefore, the financial instruments were determined not to be derivative instruments given their association with the Registration Rights Agreement and will be accounted for as equity instead of liabilities.

Warrants

The Warrants are exercisable into 380,000 shares of Common Stock at an exercise price of $1.60 per share, and expire four years after issuance (December 12, 2009). The Company would receive proceeds of approximately $608,000 if all of the Warrants were exercised. The Warrants contain provisions to adjust the exercise price and number of shares that may acquired upon exercise in the event that the Company shall at any time (a) pay a dividend in Common Stock or securities convertible into Common Stock; (b) subdivide or split its outstanding Common Stock; or (c) combine its outstanding Common Stock into a smaller number of shares; then the number of shares to be issued immediately after the occurrence of any such event shall be adjusted so that the warrant holder thereafter may receive the number of shares of Common Stock it would have owned immediately following such action if it had exercised the Warrants immediately prior to such action and the exercise price shall be adjusted to reflect such proportionate increases or decreases in the number of shares. Given that the Warrants were not deemed a derivative as defined above, they were assigned a relative fair value of $399,698 estimated using the Black-Scholes valuation model, and were recorded as a credit to “Additional-Paid-in-Capital” in the Company’s Balance Sheet. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: a term of four years, risk-free rate of 4.30%, volatility of 157.31%, and dividend yield of zero. The Black-Scholes model resulted in a fair value of $1.63 per Warrant.

Embedded Derivatives

The Company has evaluated the terms of the Debentures in accordance with EITF 05-02 and the Debenture is deemed "non-conventional convertible debt instruments" because the Debenture is not settlable in either all cash or all Common Stock. Below is the analysis of the embedded derivative.

The Debenture contains a forced conversion feature that occurs, if (i) at any time after the date of the Debenture the average of the "closing prices" during any consecutive five trading days (the "Pricing Period") exceeds 200% of $1.50 (as such conversion price may subsequently be adjusted pursuant to the Debenture)(i.e. 200% of $1.50 is $3.00), and (ii) the Company has not forced a conversion within the prior five trading days, then the Company may, within one trading day after the Pricing Period, deliver a notice (by both facsimile and email) to the Holder (a "Forced Conversion Notice") to cause the debenture holder to immediately convert up to $50,000 (a "Forced Conversion"), provided that in no event shall the Forced Conversion amount exceed the average daily dollar trading volume of the Common Stock during the Pricing Period. Notwithstanding the foregoing, the Company may deliver a Forced Conversion Notice only if, at the time of such delivery, there is an effective registration statement under the Securities Act pursuant to which the debenture holder is entitled to use the prospectus contained therein to resell the Common Stock that the holder acquires as a result of the Forced Conversion. The Company is required to deliver the shares of Common Stock into which the Debenture was converted on a Forced Conversion within three business days after the date of the Forced Conversion Notice and the Company is subject to the same late delivery penalties and remedies under the Debenture and the Securities Purchase Agreement that the Company is subject to for late delivery of Common Stock upon conversion by the holder. In the event the registration statement becomes ineffective within ten business days after the Forced Conversion, the holder shall have the right, by providing written notice to the Company within 15 business days after the Forced Conversion, to sell any shares of Common Stock not sold by the holder that was the subject of the Forced Conversion to the Company for $2.00 per share. The closing for such repurchase by the Company shall occur within ten days after such notice is delivered by the holder to the Company. Management has evaluated the provision for the Forced Conversion and determined that the likelihood of a forced conversion is deemed to be very remote due to: (i) it is not probable that the registration will take place in the time frame required, and therefore the Company could not force the conversion; and (ii) even if the registration does occur, the Company is registering over 11 million shares and it is not readily determinable what the market value will be, including whether or not a $180 million market cap floor would be sustainable. Accordingly, the Company has assigned zero value to this forced conversion feature.

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

Note 9.  Commitments and contingencies

The Company leases office space and equipment under non-cancelable operating leases. The Company also has capital leases for equipment.

On March 7, 2006, CMPI signed an addendum to an operating lease for approximately 7,900 additional square feet of office space. This addendum is effective on April 1, 2006 and terminates at the same time as the original lease, which is June 30, 2008. Rent expense for this additional space over the life of the lease will be $199,722.

Note 10.  Recent Accounting Pronouncements

In September 2005, the FASB Emerging Issues Task Force issued EITF 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.” EITF 05-7 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be a material impact from the adoption of EITF 05-07 on our consolidated financial position, results of operations or cash flows.

In September 2005, the FASB Emerging Issues Task Force issued EITF 05-08, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be any impact from the adoption of EITF 05-08 on our consolidated financial position, results of operations or cash flows.

In September 2005, the FASB Emerging Issues Task Force issued EITF 05-02, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.’” EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. We do not expect there to be any impact from the adoption of EITF 05-02 on our consolidated financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. Companies are required to apply SFAS No. 155 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 155 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. Companies are required to apply SFAS No. 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

Note 11.  Subsequent Events

Sale of Common Stock

During the period from April 1, 2006 to April 30, 2006, the Company sold 243,334 restricted shares of its Common Stock for $1.50 per share to various accredited investors. The proceeds will be used for working capital purposes.

Warrants Issued

On April 1, 2006, the Company issued warrants to purchase an aggregate of 2,000,000 shares of Common Stock to a consultant. The warrants are fully vested, expire on March 31, 2009, and are exercisable as follows: (i) 800,000 warrants for $1.00 share; (ii) 800,000 warrants for $1.60 per share; and (iii) 400,000 warrants for $1.75 per share. The Company will account for these warrants under EITFs 96-18 and 00-18 and SFAS No. 123R, and a fair value of $2,224,000 was determined using the Black-Scholes option-pricing model (with the same assumptions as those used for the options), which resulted in the recording of $2,224,000 in compensation expense on April 1, 2006.

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

In 2004 we formed a new division, rehearsals.com, to produce and distribute original high definition digital video content of musicians and recording artists at its studios as they rehearse, give clinics and record. This original digital content will provide a behind-the-scenes perspective of recording artists, capturing candid, unscripted interactions among those artists and the music they play. We intend to distribute this original content worldwide, primarily through third party distribution channels, such as the Internet, television, cable providers, video, DVD, and pay-per-view. We hope to generate revenues from this business primarily through sponsorships and through subscription fees and pay per download for access to content on our website. We have incurred significant costs in starting up this division but have not generated any revenues to date in the division. In March 2006, we launched the rehearsals.com website.

We recorded a net loss of $18.8 million in the nine months ended March 31, 2006, compared to a net loss of $3.6 million for the nine months ended March 31, 2005. The increase in the net loss was due primarily to: (i) $7.2 million associated with the conversion of $7.2 million of outstanding convertible notes at a conversion price of 50% of the market price; (ii) an increase of $5.3 million of costs with our rehearsals.com division; and (iii) $2.7 million associated with the issuance of common stock to consultants for services. Neither the conversion of the convertible notes nor the issuance of shares to consultants affected our liquidity as these were non-cash expenses. The conversion of the convertible notes and issuance of common stock to consultants also increased our common stock and paid-in-capital by $17.7 million. As a result and due to the issuance of 2,961,897 shares of common stock for $4.4 million in fiscal 2006 (through March 31, 2006), and notwithstanding our net loss, our stockholders’ deficit decreased from $8.3 million at June 30, 2005 to $4.4 million at March 31, 2006.

Results of Operations

Three Months Ended March 31, 2006 compared to March 31, 2005

Revenues. Our revenues of $1,153,000 for the three months ended March 31, 2006 were a slight increase from revenues of $1,145,000 for the three months ended March 31, 2005.

Gross Profit. Gross profit decreased from $403,000 for the three months ended March 31, 2005 to $400,000 for the three months ended March 31, 2006.

Salaries and Wages. Salaries and wages increased from $981,000 for the three months ended March 31, 2005 to $2.0 million for the three months ended March 31, 2006. This increase is primarily attributable to a 44% increase in the number of employees (from 70 at March 31, 2005 to 101 at March 31, 2006), due principally to staffing of our rehearsals.com division. Lastly, due to the highly technical skill set of the production staff required by our rehearsals.com division, the per person salary of these employees is significantly higher than the salary earned by our staff employed in our core business. In addition, we recorded an expense of $331,000 in the three months ended March 31, 2006 relating to the grant of options to purchase an aggregate of 3,944,000 shares of common stock under our stock option plans.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1.4 million for the three months ended March 31, 2005 to $2.3 million for the three months ended March 31, 2006, primarily due to: (i) an increase of $280,000 in consulting expense; (ii) a $126,000 increase in travel and entertainment expenses relating primarily to our rehearsals.com division; (iii) a $115,000 increase in development and production expense relating to production of content for our rehearsals.com division; (iv) a $55,000 increase in depreciation and amortization expense, primarily attributable to the procurement of broadcast-related equipment and leasehold improvements to our broadcast center and studios; (v) a $52,000 increase marketing and investor relations expense; and (vi) a $42,000 increase in insurance costs from directors and officers liability insurance and health and other insurance related to additional employees.

Subsequent to the end of the third quarter, we issued 2,000,000 warrants, each warrant representing the right to purchase one share of common stock, to a firm engaged to provide investor relations services. The warrants expire on March 31, 2009, and are exercisable as follows: (i) 800,000 warrants for $1.00 share; (ii) 800,000 warrants for $1.60 per share; and (iii) 400,000 warrants for $1.75 per share. The issuance of these warrants will result in a compensation expense and corresponding increase in stockholders’ equity of approximately $1,922,000.

Interest Expense. We recorded interest expenses of $267,000 for the three months ended March 31, 2006, as compared to $124,000 for the three months ended March 31, 2005. This increase was primarily attributable to an increase in our capital lease liabilities, as we had 22 capital leases at March 31, 2006 as compared to 14 capital leases at March 31, 2005.

Discount of Convertible Debenture. We recorded a non-cash expense of $250,000 associated with the $500,000 convertible debenture issued in December 2005 to Montage Partners LLC. See Note 8 of Notes to Consolidated Financial Statements.

Nine Months Ended March 31, 2006 compared to Nine Months ended March 31, 2005

Revenues. Our revenues increased from $3.5 million for the nine months ended March 31, 2005 to $4.2 million for the nine months ended March 31, 2006. This increase was primarily attributable to an increase in the number of televised award shows we supported, resulting in increased revenues from production services and music equipment rentals.

Gross Profit. Gross profit increased from $1.5 million for the nine months ended March 31, 2005 to $2.0 million for the nine months ended March 31, 2006. This increase was due to the increase in revenues with only a $149,000 increase in cost of revenues. Cost of revenues consist principally of salaries and compensation of technical support personnel, which vary only with changes in personnel and are not based on the number of production service engagements. Further, there are minimal expenses associated with musical equipment rental. Accordingly, our cost of revenues is not tied to our revenues except to the extent of certain incremental expenses associated with the award shows such as supplies, facilities allocation expense and allocation of certain administrative salaries.

Salaries and Wages. Salaries and wages increased from $2.2 million for the nine months ended March 31, 2005 to $4.5 million for the nine months ended March 31, 2006. This increase is primarily attributable to a 46% increase in the average number of employees (from 63 to 92 employees), and due principally to staffing of our rehearsals.com division. Due to the highly technical skill set of the production staff required by our rehearsals.com division, the per person salary of these employees is significantly higher than the salary earned by our staff employed in our core business. In addition, we recorded an expense of $331,086 in the three months ended March 31, 2006 relating to the grant of options to purchase an aggregate of 3,944,000 shares of common stock under our stock option plans.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $2.6 million for the nine months ended March 31, 2005 to $8.0 million for the nine months ended March 31, 2006, primarily due to: (i) a $3.0 million increase in consulting expenses; (ii) a $607,000 increase in costs of legal and accounting services; (iii); a $499,000 increase in depreciation and amortization expense; (iv) a $321,000 increase in travel and entertainment expenses relating primarily to our rehearsals.com division; (v) a $217,000 increase in insurance costs; (vi) a $209,000 increase in development and production expense relating to production of content for our rehearsals.com division. The increase in consulting expense was principally due to the $2.6 million expense associated with the issuance of 2,580,000 shares of common stock to consultants during the six months ended December 31, 2005. The increased depreciation and amortization expense is primarily attributable to our procurement of broadcast related equipment, particularly in the six months ended June 30, 2005, and leasehold improvements to our broadcast center and studios, related to our development of our digital music business. The increased legal and accounting costs are due primarily to costs associated with completing the Merger and related transactions, and the audit of CMPI’s financial statements.

Interest Expense. Interest expense increased from $313,000 for the nine months ended March 31, 2005 to $736,000 for the nine months ended March 31, 2006. This increase was primarily attributable to an increase in our capital lease liabilities, as described above, and to an increase in the amount of convertible notes outstanding (which were converted into common stock in September 2005).

Discount of Convertible Debenture. We recorded a non-cash expense of $303,000 associated with the $500,000 convertible note issued in December 2005 to Montage Partners LLC. See Note 8 of Notes to Consolidated Financial Statements.

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

Financial Condition, Liquidity and Capital Resources

Our accounts receivable (net of allowance for doubtful accounts) increased from $473,000 at June 30, 2005 to $542,000 at March 31, 2006, due primarily to our increase in revenues.

Our revenue-earning equipment consists of our inventory of musical instruments (including technical and production equipment) for rental and broadcasting equipment used in our rehearsals.com division. Our revenue-earning equipment, before depreciation, increased from $5.0 million at June 30, 2005 to $5.3 million at March 31, 2006, due primarily to an increase in broadcasting equipment. We do not have any planned material additional capital expenditures during the fiscal year, as we have completed the initial build-out of our broadcast center and acquired sufficient broadcast equipment until our rehearals.com division starts generating material revenues.

Our short-term debt at March 31, 2006 included principally: (i) $248,000 under revolving lines of credit with two financial institutions, with borrowings under these credit lines being unsecured with no material covenants, at an average interest rate during fiscal year 2006 of 8.5% on the combined outstanding balance; (ii) $100,000 under a note payable from an unrelated party bearing an interest rate of 6% per annum which is due and payable upon demand, (iii) $225,000 under an unsecured loan from an employee in January 2005 at a variable rate of prime plus 4% per annum (11.75% per annum at March 31, 2006) due May 31, 2006; (iv) $152,000 under notes payable to Johnny Caswell and Jan Parent at an interest rate of 9.6% per annum, which are due and payable upon demand; (v) two $50,000 loans from unaffiliated parties bearing an interest rate of 5% per annum which are due and payable on December 31, 2006; (vi) $500,000 under a convertible debenture bearing interest at the rate of 6% per annum due and payable June 12, 2006; and (vii) $377,000 that represents the current portion of equipment leases.

Our long-term debt at March 31, 2006 included principally: (i) $3,113,835 under a loan bearing interest at a variable rate of prime plus 1.75% per annum (9.50% per annum at March 31, 2006), maturing in 2010, with payments based on a 25-year amortization, and secured by secured by a first deed of trust on the land and buildings leased to us by an affiliate; (ii) $1,899,782 under a bank loan bearing interest at a variable rate of prime plus 2.75% per annum (10.50% per annum at March 31, 2006), and secured by substantially all of our assets and by a junior security interest in the land and building; (iii) $240,329 under a bank loan bearing interest at a variable rate of (7.82% per annum at March 31, 2006) and fully amortizing through maturity in November 2009; and (iv) $75,000 under notes payable to Jan Parent at an interest rate of 9% per annum, which are due and payable in July 2010.

Our common stock and paid-in capital increased from $224,000 at June 30, 2005 to $23.7 million at March 31, 2006, due primarily to: (i) $14.3 million from the conversion of the convertible notes; (ii) $2.5 million from the issuance of 2,580,000 shares of common stock to consultants; (iii) $4.4 million from the sale of 2,961,897 shares of common stock to accredited investors for $1.50 per share, and (iv) $1.1 million from the issuance of warrants (see Note 8 of Notes to Consolidated Financial Statements).

We believe we have sufficient working capital to cover our anticipated operating costs and expenses through the next several months, assuming we can continue to generate cash from our private placement of common stock. This is based, in part, on the fact that between September 2005 and March 2006 we received $4.4 million from the sale of common stock and received an additional $365,000 from the sale of common stock from April 1, 2006 through April 30, 2006. We do not anticipate material revenues from our rehearsals.com division prior to the first quarter of fiscal 2007. We do not have any planned material additional capital expenditures during this fiscal year, as we have completed the build-out of our broadcast center and acquired sufficient broadcast equipment until our rehearals.com division starts generating material revenues.

However, in order to continue to ramp up our rehearsals.com division in fiscal 2007, we will need additional financing, either from loans or the issuance of debt and equity securities, to the extent the we do generate revenues from that division. We are unlikely to obtain material commercial bank financing, as all of our assets are presently used as collateral for existing loans. If we cannot obtain sufficient additional financing in the coming months, we will be forced to slow down or even suspend our efforts in our rehearsals.com division.

The success of our rehearsals.com division will be dependent upon a number of factors, many of which are beyond our control (see “Certain Factors Relating to our Digital Music Division,” below). Accordingly, we can give no assurance that the division will generate material revenues or become profitable. Further, we can give no assurance that we will be able to obtain sufficient financing to implement our business plan or that, if financing is obtained, such financing will not materially dilute our existing shareholders. Our ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing our business plan for rehearsals.com and investors’ perception of our business and prospects.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Certain Factors relating to our Financial Condition and Liquidity

We have suffered material net losses and have a stockholders’ deficit, and we need additional financing to implement our business plan.

We recorded net losses of $18.8 million in the nine months ended March 31, 2006 and $6.5 million in the fiscal year ended June 30, 2005, causing a significant deterioration in our financial condition. We had a stockholders’ deficit of $4.4 million at March 31, 2006.

The losses in the first nine months of fiscal 2006 included non-recurring expenses of $7.2 million in connection with the conversion of the convertible notes and $2.5 million from the issuance of common stock to consultants. These transactions also resulted in an increase in our common stock and paid-in-capital by $17.7 million.

We anticipate continuing to incur operating losses until such time as we can generate net earnings in rehearsals.com. We do not anticipate generating revenues in rehearsals.com until the first quarter of fiscal 2007. We believe we have sufficient working capital to cover our anticipated operating costs and expenses through the next several months assuming we can continue to generate cash from our private placement of common stock. This assumption is based in part on the cash we have generated through our private placement in the first nine months of fiscal 2006 and the $365,000 we have received from the sale of common stock from April 1, 2006 to April 30, 2006. We do not have any planned material additional capital expenditures during the fiscal year, as we have completed the initial build-out of our broadcast center and acquired sufficient broadcast equipment until our rehearals.com division starts generating material revenues.

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

We are dependent upon the creative skills, leadership and relationships of CenterStaging founders Johnny Caswell and Jan Parent, who serve as our President and Senior Executive Vice President, respectively, as well as upon Roger Paglia, our Chief Executive Officer, and upon the management, financial and operational skills of Howard Livingston, our Chief Financial Officer. We do not currently maintain key person life insurance on any of these persons. The loss of services of Mr. Caswell, Mr. Parent, Mr. Paglia or Mr. Livingston could have a material adverse affect on our business and operations, including our ability to develop and execute a long-term, profitable business plan.

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

As of March 31, 2006, Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston owned beneficially 63% of our outstanding common stock. These four shareholders also constitute our board of directors and are our four most senior executive officers. Because of their share ownership, these four shareholders have the power to elect all of our directors (there are no cumulative voting rights), and have the power to approve or disapprove any actions considered by our shareholders, including a change in the authorized capital stock, the sale of all or substantially all of our assets, and mergers. This concentration of ownership of our common stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and may adversely affect the market price of our common stock.

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

In the three months ended March 31, 2006, we sold 1,790,221 shares of our common stock for $1.50 per share to accredited investors. The issuance of these shares was exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that Act and Regulation D as a transaction not involving a public offering. We did not use any general solicitation or general advertising in connection with these sales and we placed appropriate restrictions on transfer on the shares issued.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2006, we sought the written consent of our shareholders to: (i) amend our Certificate of Incorporation to change our corporate name to CenterStaging Corp.; (ii) amend our Certificate of Incorporation to increase our authorized shares of common stock from 100,000,000 to 200,000,000; (iii) approve the adoption of our 2005 Incentive Stock Option Plan; and (iv) approve the adoption of our 2005 Non-Qualified Stock Option Plan. We obtained consents in favor of these actions from shareholders holding 37,191,742 shares of our common stock, representing 66.6% of our common stock, and thus these actions were approved by our shareholders. Following approval, we amended our Certificate of Incorporation to change the corporate name, but did not amend the Certificate of Incorporation to increase the number of authorized shares.

Item 5.	Other Information

As of March 6, 2006, the payee under the promissory note of CMPI dated January 28, 2005 with an outstanding principal balance of $225,000 extended the maturity date of the note to April 30, 2006, and as of April 28, 2006, the payee further extended the maturity date to June 30, 2006.

Item 6.	Exhibits

(a)	Exhibits

See Exhibit Index attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CENTERSTAGING CORP.

Date: May 12, 2006	By:	/s/ Howard Livingston

Name: Howard Livingston Title: Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Form of Stock Option Certificate and Agreement (Incentive Stock Option) under the 2005 Incentive Stock Option Plan
10.2	Form of Stock Option Certificate and Agreement (Non-Qualified Option) under the 2005 Non-Qualified Stock Option Plan
10.3
Warrant Certificate dated April 1, 2006, in favor of Trilogy Capital Partners, Inc. evidencing 800,000 Warrants exercisable for $1.00 per share; Warrant Certificate dated April 1, 2006, in favor of Trilogy Capital Partners, Inc. evidencing 800,000 Warrants exercisable for $1.60 per share; Warrant Certificate dated April 1, 2006, in favor of Trilogy Capital Partners, Inc. evidencing 400,000 Warrants exercisable for $1.75 per share

10.4	Employment Agreement dated December 5, 2005 between CenterStaging Musical Productions, Inc and Tommy Nast
10.5	Employment Agreement dated May 1, 2006 between CenterStaging Musical Productions, Inc and Michael R. Sandoval
10.6
Second Amendment dated as of March 6, 2006 to Promissory Note dated as of January 28, 2005 made by CMPI in favor of Charles Lico; and Third Amendment dated as of April 28, 2006 to Promissory Note dated as of January 28, 2005 made by CMPI in favor of Charles Lico

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act