Form 10KSB
period 2006-06-30
CenterStaging Corp.
filed 2006-09-28
CIK 1172939

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

For Annual and Transition Reports
Pursuant to Sections 13 or 15(D) of the
Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO __________________

COMMISSION FILE NUMBER: 333-87968

CENTERSTAGING CORP.
(Exact name of Registrant as Specified in its Charter)

DELAWARE	45-0476087
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3407 WINONA AVENUE
BURBANK, CA 91504
(Address of Principal Executive Offices, including ZIP Code)

(818) 559-4333
Registrant's Telephone Number, Including Area Code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.0001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Issuer’s revenues for the fiscal year 2006 were $5.7 million

On September 15, 2006, the Registrant had 60,620,626 outstanding shares of Common Stock, $0.0001 par value.

Documents Incorporated by Reference. Portions of Registrant’s Proxy Statement to be filed in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Safe Harbor Statement

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-KSB contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words “believe,” “expect,” “intend,” “ anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions, identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

Use of Certain Terms

In this Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to CenterStaging Corp. (“CenterStaging”), a Delaware corporation (formerly known as “Knight Fuller, Inc.”), and, unless the context indicates otherwise, also include our subsidiary, CenterStaging Musical Productions, Inc. (“CMPI”), a California corporation.

PART I

Item 1 — Description of Business

Overview

We engage primarily in: (i) providing musical production support and services, renting studios, and renting musical instruments and related equipment; and (ii) through our rehearsals.com division, producing and distributing original high-definition audio/video content of musicians and recording artists at our studios as they rehearse, give clinics and record. We formed our rehearsals.com division in 2004, and we have devoted considerable resources during the past two years to increasing our staffing and production capabilities for the division. Each of our segments is related to and supports the other segment.

We believe that for more than the past several years we have provided the production support and services for the live musical performances at most if not all major televised awards shows produced in the United States. These have included the Academy Awards, the GRAMMY Awards, the Academy of Country Music Awards and the Golden Globe Awards. We also provide these services for other televised events, such as the Super Bowl halftime show, presidential inaugurations, the Jerry Lewis Telethon and television shows, including in fiscal year 2006 American Idol, the David Letterman Show, the Today Show, the Tonight Show and the Conan O’Brien Show.

We rent musical instruments and technical and production equipment to musicians, production companies, record companies, broadcast companies, managers and touring companies. The equipment is used for rehearsals in-house at our studios as well as for performances at concerts or other live events, such as award and television shows. We maintain an inventory of over 10,000 musical instruments and related items, which we believe is one of the largest selections available for rental to professional musicians and recording artists in the United States.

Through our rehearsals.com division, we are creating a library of high-definition audio/video content featuring well known recording artists as they rehearse or perform at our studio facilities. This original digital content provides a behind-the-scenes perspective of the recording artists, capturing candid, unscripted interactions among those artists and their music. As of June 30, 2006, we had more than 400 hours of original content from over 50 recording artists.

Our plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on our rehearsals.com website. We launched this website in March 2006, and as of June 30, 2006, more than 15 hours of content was available on the website, including performances/rehearsals with Earth Wind & Fire, the New Cars, Pussycat Dolls and Mick Fleetwood. We have a binding letter of intent with MLB Advance Media, L.P., or BAM, for the exclusive exploitation of our audio/visual content in interactive media, including PC-based Internet, wireless/mobile, satellite and IPTV.

Our plan is to expand the distribution of our content worldwide through third-party distributors such as Internet service providers (ISPs), mobile carriers, handheld device makers, cable, satellite and broadcast providers, digital exhibitors, digital radio operators, and distributors of physical formats such as DVD. We are also in the process of negotiations with various third-party distribution channels for the distribution of the content. As of this date, we have none of these other agreements in place.

Our principal facility, which we call “CenterStaging Burbank,” is located near the Bob Hope Airport in Burbank, California. The facility is comprised of our executive and administrative offices, warehouse space for our inventory of musical instruments and equipment, one soundstage, eleven studios, editing rooms and our state-of-the-art high-definition broadcast center. The broadcast center serves as a hub to view, edit and produce the recorded material for rehearsals.com. Four of our studios are equipped with high-definition audio/video recording equipment for rehearsals.com.

We operate a secondary facility, which we call “CenterStaging East,” that is strategically located midway between New York City and Philadelphia, in Bensalem, Pennsylvania. This facility includes one studio and services primarily the East Coast.

Business History

Johnny Caswell and Jan Parent founded CMPI in 1980, and incorporated the business in 1993. They were the sole owners, directors and executive officers until 2004, when Roger Paglia and Howard Livingston joined CMPI and became directors, executive officers and shareholders.

Initially, CMPI’s business consisted of musical equipment rental. As it accumulated an inventory of musical equipment, it leased a warehouse in Burbank, California to store the equipment, and then leased adjoining property to construct several professional music studios to rent to musicians for rehearsal and recording purposes. As the business expanded, CMPI used its existing contacts and growing expertise to provide production support and services for televised musical performances on some of the most widely watched television award shows and the most popular musical performers and personalities. These services included renting the musical equipment for the musicians performing during the award show, renting studios as rehearsal space for those musicians, and providing on-set expertise in preparing and staging the musical numbers during the shows. CMPI established its prominence in this field over the past 20 years by providing state-of-the-art rehearsal facilities, including soundstages, professional and technical support, production support and services and equipment and live-event expertise.

On August 17, 2005, CenterStaging acquired CMPI through a reverse triangular merger (the “Merger”) of a subsidiary we formed for this purpose. CMPI was the surviving corporation in the Merger and became our wholly owned subsidiary. As a result of the Merger, the shareholders of CMPI acquired control of CenterStaging, and for financial reporting purposes, CMPI has been deemed to be the acquirer in the Merger. We have not continued any of CenterStaging’s business operations that existed prior to the Merger. All of our present business operations are conducted through CMPI.

Musical Production Service and Rentals

Production Support and Services

We provide production support and services for the staging of musical performances that are performed or recorded “live,” such as performances in televised award shows, concerts and other television appearances. We believe we are the dominant company in this business for major televised award shows in the United States, as we have provided the production support and services for the live musical performances at most major televised award shows produced in the United States in recent years. Our production services include planning the staging of the musical performances, determining the placement of the equipment, preparing the stage for performance and physically changing and restructuring the stage in between musical acts to accommodate each separate live musical number. We arrange and set up all musical equipment so that the musicians need only walk on stage to perform.

The following list sets forth some of the award shows, events and television shows for which we have provided our musical production support and services:

Award Shows	Since
Academy Awards	1980
Academy of Country Music Awards	1980
American Music Awards	1980
Billboard Awards	1997
EMMYs	1993
GRAMMY Awards	1998
MTV Music Awards	1998

Events	Since
Super Bowl pre-game and/or halftime show	2001
Presidential Inauguration	1997
Jerry Lewis Telethon	1980

Television Shows (in fiscal year 2006)
David Letterman Show
Tonight Show
Today Show
Conan O’Brien Show
Good Morning America
American Idol
Ellen Degeneres Show
Tyra Banks Show
Saturday Night Live

We are engaged by the producers of the shows or events and are paid either on an hourly basis for time expended by personnel involved, or on a negotiated fixed-fee basis. The musical equipment used for the shows we support is usually rented from us, and the artists frequently use our studios to rehearse for these shows.

For example, we provided the production and support services for the 14 live music performances at the 2006 48th Annual Grammy Awards at the Staples Center in Los Angeles, California on February 8, 2006. We commenced planning for the show in early January 2006, took a team of 10 employees to the Staples Center six days before the show to set up our equipment and prepare the stage. We provided substantially all of the musical equipment and instruments used by the performers, some of whom rehearsed for the show in our Burbank studios.

Studio Facilities Rental

We maintain and operate one soundstage and eleven music studios at CenterStaging Burbank, and one studio at CenterStaging East. We rent our soundstage and studios for periods ranging from one day to several months. Rental rates range from $500 to $1,000 a day for music studios, and up to several thousand dollars per day for our soundstage. In connection with our facilities rentals, we also charge for utilities and usually rent most of the musical equipment used.

Our soundstage is capable of handling large-scale film and television productions due to its 40-foot clearance from floor to ceiling, and its steel superstructure designed to hold filming and lighting equipment.

Our music studios range in size from 23 feet by 30 feet to 40 feet by 60 feet. We believe that our facilities in the aggregate constitute one of the largest and best-appointed production and rehearsal studios in the United States.

The majority of our studio rentals are to recording artists for rehearsal and recording purposes. A substantial number of those artists are featured in the music award shows for which we provide musical production support and services. Many artists also rent our facilities to rehearse for a variety of reasons, such as upcoming performances or concert dates, and on occasion to produce recordings.

Recording artists who have used our musical facilities during our fiscal year 2006 included, but are not limited to, Chris Brown, Christina Aguilera, Crosby, Stills, Nash and Young, Elton John, Faith Hill, Guns n’ Roses, Jamie Foxx, James Taylor, Janet Jackson, Jeff Beck, Jennifer Lopez, Jessica Simpson, John Mayer, Justin Timberlake, Kanye West, Kelly Clarkson, Les Paul, Mariah Carey, Mick Fleetwood, Nine Inch Nails, Paul McCartney, Pink, Pussycat Dolls, Smokey Robinson, Tom Petty and U2.

Equipment Rental

We rent musical instruments and technical and production equipment to musicians, production companies and record companies. The equipment is used for rehearsals in-house at our studios as well as for performances at concerts or other live events, such as award and television shows.

We maintain an inventory of over 10,000 musical instruments and related items, including electric guitars, acoustic guitars, bass guitars, guitar amplifiers, bass guitar amplifiers, speakers, keyboards, pianos, electronic drums, acoustic drum kits, cymbals, consoles, speaker enclosures, microphones and outboard processing equipment. We believe we have one of the largest selections of such instruments and equipment available for rental to professional musicians and recording artists in the United States. Professional musicians and recording artists generally require specific brands and models of instruments. Our large inventory allows us to supply this equipment on demand. On the rare occasion that we do not have a particular instrument, we can generally obtain it quickly from the manufacturer or distributor because of our long-standing relationships with these companies.

We rent instruments and equipment at a daily or weekly rate. We have the capability of supplying musicians with a large array of the musical instruments and equipment they want or need, anywhere in the United States, by shipping the instruments and equipment directly to them. We also maintain records of what equipment is preferred by which particular artists or productions, and can accommodate custom requests from artists and obtain virtually any type of equipment or gear requested.

Marketing

We have no employees dedicated to marketing our products and services and do not engage in substantial marketing activities to find our clients or retain them. We rely on our reputation and on personal relationships and strive to provide exceptional service to our clients for repeat business and word-of-mouth referrals.

Competition

We do not experience significant competition for providing production support and services for the live musical performances at major televised award shows in the United States. Our competition in the business of renting musical equipment is fragmented and consists largely of small firms. We compete on the basis of our large inventory of high quality musical instruments and equipment that enables us to provide the specific equipment required by the musicians on a timely basis. We compete with many other operators for renting studios. We compete on the basis of location, as we are located in two of the major entertainment locations in the United States (the Los Angeles area and Philadelphia area) and the ability to supply the musical instruments and equipment, which few competitors offer.

Rehearsals.com

Overview

Over the past 20 years, our involvement in the music industry has enabled us to build relationships with well known recording artists and their managers and record companies. During the past two years, we have been involved with these artists, to create a library of high-definition audio/video content for distribution worldwide through multiple distribution channels such as the Internet, television, telephone, cable, video, DVD, pay-per-view and airline screeners.

We believe that over the next few years demand for streaming audio/visual content will increase as cable and high bandwidth Internet usage increases worldwide. We also believe that media playback devices, such as personal computers, televisions, cell phones and portable electronic devices, will experience greater convergence, which will also grow the market for such content.

We believe that we are well situated to pursue this growing market through our new digital media division, rehearsals.com. In addition to the relationships we have built and our frequent contact with recording artists, our expertise in production and our personnel, facilities and equipment will allow us to take advantage of the opportunities offered by digital media and other innovations. To pursue this business, we have hired experienced senior professionals and technicians, have equipped four of our eleven Burbank studios with high-definition audio/video recording equipment, and built a new state-of-the-art broadcast center. We will similarly equip additional studios as the need arises.

Our plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on our rehearsals.com website. Revenues from licensing and distribution may include fees from distributors and direct sales to consumers through pay-per-download or subscription services. We believe that rehearsals.com will be a significant and growing part of our business. Two principal assumptions underlie this belief. First, that recording artists will continue to enter into contracts with us to permit us to produce, create and distribute video content involving them. Second, that there will be a large number of consumers willing to pay to view our original content and/or companies willing to become advertisers and sponsors on our rehearsals.com website or other distribution channels. We cannot give any assurances that these assumptions will prove to be accurate.

The Digital Music Market

According to published reports, the online portion of the music market will continue to expand, reaching $3.3 billion in revenue by 2008. Physical formats continue to drive much of the industry, but they are losing market share to “a la carte” music downloads that allow consumers to download individual files or songs rather than albums, and music subscription services that provide consumers unlimited access to an online music publisher’s library for the length of the subscription.

Driving this demand are the possibilities created by technological innovations, primarily broadband Internet connections, wireless media, and portable digital music players such as Apple’s iPod. There is also a growing market convergence of portable music devices and mobile handsets, although small memory capacity and limited battery life have stalled this trend.

The challenge for the digital music businesses has been to make the music easier to buy than it is to illicitly download online. We believe that the legitimate digital music business is increasingly turning the corner from a niche market into the mainstream of consumer life. By making music accessible online and with prices set at competitive levels, de facto industry standards are being developed. Online music providers can feature exclusive tracks from major artists as well as entire albums or related content such as interviews, live event broadcasting or behind the scenes segments.

To date, the digital music market has been dominated by audio music with little video content. However, the same distributors of digital music are increasingly delivering content containing video as well as music, better known as music videos.

Two distinct business models have emerged in digital music; pay-per-download and subscription services. Pay-per-download services meet consumer demand to own music, but with greater flexibility than traditional albums on compact discs or CDs, because individual songs can be purchased at a fraction of the cost of an entire album. Services such as iTunes, MSN Music, Wal-Mart (US) and Tesco (UK) sell downloads from $0.80 per track. The tracks are transferable to portable devices such as the Apple iPod and can be saved or “burned” onto CDs that can be played on CD players.

Subscription services offer a very wide choice of music for a monthly fee, allowing users to access all the music they desire with the option to purchase selected tracks. Services like Napster, Rhapsody and Virgin Digital offer streaming and radio-play access for a monthly fee. Such fees typically amount to $9.99 per month and up. Downloads and burns are available for an extra per-track fee, typically $0.79 and up.

Many traditional retail outlets have yet to address the changes brought by the Internet and advances in digital music delivery. A notable exception, among others, is Apple’s iTunes service, which has achieved tremendous success. Apple has achieved a dominant position in the digital music delivery industry by making downloadable music easily available even to relatively unsophisticated consumers.

In the United States, sales of single track downloads (excluding downloads sold as albums and song streams) for 2004 rose to approximately 142.6 million, up from 19.2 million in the second half of 2003 when Nielsen SoundScan began tracking such downloads. Album downloads for 2004 totaled approximately 5.5 million. In that same period, in the United Kingdom, the largest European download market, total downloads rose from insignificant numbers to approximately 5.7 million.

Subscription services are growing steadily in the United States, with the number of paying subscribers for the major services, including Rhapsody, Napster, MusicNet, MusicMatch and eMusic, having increased to approximately 1.5 million individual accounts.

We believe that the emergence of a market for digital music delivery has been the single most important development in the music industry in recent years, and that the market for digital video delivery will experience growth in coming years. Digital music delivered through the Internet today offers unprecedented value, customization, convenience and accessibility for the consumer. During the past year, record companies have continued to explore with technology firms the best methods to harness peer-to-peer online communication between consumers for commercial use.

Original Content Production

Recording artists frequently use our studio facilities. We have entered into agreements with more that 50 recording artists (or their record companies) to digitally record their rehearsals or performances at our studios, and are continually in negotiations with other recording artists (or their record companies) for similar agreements. To date, we have recorded over 400 hours of unedited and edited audio/visual content and placed more than 15 hours of audio/visual content on the rehearsals.com website.

Our agreements involve a sharing of the revenues generated from distribution of the content and generally grant to the artists the right to approve all content. In some cases, we own the content, and in others we obtain a license for distribution for specified periods in specified media.

We believe that recording artists and their agents, managers and record companies are interested in pursuing these opportunities with us principally for two reasons. First, the content may generate additional revenues for them without any additional cost or material time commitment on their part. Second, the distribution of the content will provide additional marketing and promotion for the recording artists, which could stimulate additional sales of their recordings in other formats. This could be especially helpful to newer artists.

We have entered into an agreement with Universal Music Group (“UMG”), the largest recording company in the world, which grants us access to their vast roster of recording artists through December 31, 2006. To date, under our agreement with UMG, we have recorded the Pussycat Dolls, Hinder, Hoobastank, Alien Ant Farm, Joanna, Todd Snider, Schuyler Fisk (Sissy Spacek’s daughter) and Donny Osmond.

In July 2006, rehearsals.com was exposed to television viewers by the airing of the NBC prime-time special “Star Tomorrow,” which launched the first network-introduced online band competition. According to the overnight rating, this show had a viewing audience of 3.6 million. We recorded performances by about 100 bands participating in the NBC online competition, judged in part by reknowned record producer David Foster (currently a judge on the Fox prime-time show “Celebrity Duets”). In exchange for production services during the competition, we obtained the right to include some of the audio/visual content on our rehearsals.com website, had visual banners promoting rehearsals.com, and received Internet links to rehearsals.com from the NBC “Star Tomorrow” website.

We are also in the process of developing original content for distribution based upon concepts created internally and/or jointly created with third parties. For example, we have created the “Lessons from the Legends” series, which to date has featured recording artists such as Brian McKnight, Burt Bacharach, Manhattan Transfer and Richard Sherman.

We record artists in one of our four Burbank studios equipped with high-definition digital cameras and audio equipment. These cameras are remote controlled from our broadcast center, and thus our recording is not intrusive to the rehearsal or recording process. At our broadcast center, which was conceived and designed specifically to allow us to enter this business, we review, edit and package our audio/video content with state-of-the-art viewing and editing equipment.

The finished and produced content product may range from short segments of a few minutes in length, to entire songs, entire recording sessions, private showcases or concert rehearsals. This content provides a behind-the-scenes perspective of recording artists, capturing candid, unscripted interactions among those artists and the music they play.

Distribution of Content

Presently, the only distribution channel for our content is on our rehearsals.com website, which was launched in March 2006. In addition to carrying our original content, we may develop the rehearsals.com website into a supplier of information regarding television award shows, clinics, concert tours and itineraries, event calendars, technical personnel information, and musician biographies, among other categories.

We intend to extend distribution of our content through distributors such as Internet service providers (ISPs), mobile carriers, handheld device makers, cable, satellite and broadcast providers, digital exhibitors, digital radio operators, and distributors of physical formats, such as DVD. We are currently in the process of negotiating with distributors with online digital delivery capabilities, and plan to enter into exclusive or nonexclusive agreements with them.

In furtherance of our strategy, we entered into a binding letter of intent with MLB Advance Media, L.P., or BAM, on October 7, 2005. Under the letter of intent, we engaged BAM to provide certain services in connection with the exploitation of our audio/visual content in interactive media, including PC-based Internet, wireless/mobile, satellite and IPTV. These services include: (i) building, hosting and operating websites; (ii) providing interactive media marketing expertise; (iii) providing marketing, customer service, sponsorship and advertising sales support; and (iv) overseeing merchandise production and fulfillment and other activities. We may exploit our audio/visual and audio content in interactive media only with BAM, but BAM will not acquire any rights to such content.

The agreement with BAM is for a term of five years, and provides that BAM will participate in the revenues generated from our interactive media activities. In addition, BAM is entitled to receive warrants to purchase an aggregate of 2,500,000 shares of our Common Stock in three tranches. The first tranche, for 800,000 shares at an exercise price of $2.50 per share, was granted on December 31, 2005. Each of the other two tranches, for 850,000 shares at exercise prices equal to the market price of our Common Stock on the date of grant, will be granted only if our agreement with BAM has not been terminated and we achieve specified revenues. Each of the warrants will expire three years from the date of grant.

Strategic Alliances

In pursuit of expanding rehersals.com, we are pursing various strategic alliances with other companies - primarily in digital media - preferably on an in-kind basis to minimize cash expenditures. Some of these companies may provide opportunities to jointly develop content, or provide enhanced technologies, or grant access to customers or audiences. For example, we are negotiating with several companies to provide a one-day studio shoot of a band competition winner in exchange for in-kind advertising, promotion and opt-in email lists.

Competition

We believe that our preexisting music studio facilities, preexisting relationships with and access to recording artists, musical instrument and equipment inventory and expertise in the production field will allow us to produce our high-definition audio/video content at a substantially lower cost than would be incurred by a competitor just entering this field. Moreover, our content is likely to be unique, as it will feature recording artists in rehearsal and interacting with other artists or an audience in a “behind-the-scenes” format.

Employees

At June 30, 2006, we had 99 full-time employees. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Item 2 — Description of Property

CenterStaging Burbank

Our principal facility is located near the Bob Hope Airport in Burbank, California. The 150,000 square foot facility is comprised of our executive and administrative offices, warehouse space for our inventory of musical instruments and equipment, one soundstage, eleven studios, editing rooms and a recently constructed broadcast center. It is also the location for rehearsals.com.

We lease this facility under three leases. One lease expires June 30, 2008, and provides for monthly rent of $32,862 through June 2006, and $41,961 for the remainder of the term. The second lease expires January 3, 2009, provides for monthly rent of $13,845 beginning in Feb 2006 with a 3% increase each February for the term of the agreement. The third lease for the Burbank facility is with Jan & Johnny, Inc. and expires June 30, 2008 with an option to extend the lease an additional five years (until June 30, 2013). This third Burbank lease provides for monthly payments of $33,075 with a 5% escalation clause each year through June 30, 2008. If the lease is extended, the rent commencing July 1, 2009 will be $40,000 per month.

CenterStaging East

Our secondary facility is located midway between New York City and Philadelphia in Bensalem, Pennsylvania. This facility occupies approximately 6,000 square feet of space and includes one studio. The lease expires February 28, 2007 and provides for monthly rent of $3,500. We have an option to remain beyond February 28, 2007 for $3,850 per month until such time as a new lease is finalized or the lease is terminated.

Item 3 — Legal Proceedings

Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5 — Market for Common Equity and Related Stockholder Matters

Market Information

Our Common Stock is currently traded under the symbol “CNSC” on the OTC Bulletin Board. Our Common Stock was approved for a non-priced quotation on the OTC Bulletin Board as of December 31, 2004, but did not trade until February 17, 2005. The following table sets forth the high and low last sale prices on the OTC Bulletin Board for each quarter since the quarter ended March 31, 2005. These represent prices between dealers, exclusive of retail markup, markdown or commission, and do not necessarily represent actual transactions.

Fiscal Year ended June 30, 2006	High	Low

First Quarter	$5.75	$1.30
Second Quarter	$6.90	$3.90
Third Quarter	$8.00	$3.00
Fourth Quarter	$4.00	$2.00

Fiscal Year ended June 30, 2005	High	Low

Third Quarter(1)	$6.75	$5.50
Fourth Quarter	$7.20	$4.35

________________ (1) Reflects initial trading activity commencing on February 17, 2005 through the end of the fiscal quarter ended March 31, 2005.

Holders

As of September 15, 2006, there were 5,427 holders of record of our Common Stock.

Dividends

We have never paid any cash dividends on our Common Stock. We currently anticipate that we will retain any future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future.

The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by our board of directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Sales of Unregistered Securities

In the three months ended June 30, 2006, we sold 1,169,086 shares of our Common Stock for $1.50 per share to accredited investors. The issuance of these shares was exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that Act and Regulation D as a transaction not involving a public offering. We did not use any general solicitation or general advertising in connection with these sales and we placed appropriate restrictions on transfer on the shares.

In April 2006, the Company issued warrants to purchase an aggregate of 2,000,000 shares of Common Stock to a consultant. The warrants are fully vested, expire on March 31, 2009, and are exercisable as follows: (i) 800,000 warrants for $1.00 per share; (ii) 800,000 warrants for $1.60 per share; and (iii) 400,000 warrants for $1.75 per share. The issuance of these warrants was exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that Act as a transaction not involving a public offering. We did not use any general solicitation or general advertising in connection with these warrants and we placed appropriate restrictions on transfer on the warrants.

In June 2006, we sold 50,000 shares of our Common Stock for $1.50 per share to an accredited investor. The issuance of these shares was exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that Act and Regulation D as a transaction not involving a public offering, and pursuant to Regulation S as an offshore transaction. We did not use any general solicitation or general advertising in connection with these sales and we placed appropriate restrictions on transfer on the shares and the transaction was an offshore transaction. We will pay a commission on this sale in an amount to be negotiated.

Equity Compensation Plans

The following table sets forth certain information regarding the Company’s equity compensation plans as of June 30, 2006.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,914,000	$1.82	1,086,000
Equity compensation plans not approved by security holders(1)	2,840,000	$1.71	na
Total	6,754,000	$1.78	1,086,000

(1) Represents shares underlying warrants granted from time to time to non-employees for services, including the following: (i) warrants that expire on March 31, 2009, and are exercisable as follows: (a) 800,000 warrants for $1.00 per share; (b) 800,000 warrants for $1.60 per share; and (c) 400,000 warrants for $1.75 per share; (ii) warrants to purchase 800,000 shares for $2.50 per share that expire December 31, 2008; and (iii) warrants to purchase 40,000 shares for $2.00 per share that expire on October 27, 2007.

Item 6 — Management's Discussion and Analysis or Plan of Operation

Overview

On August 17, 2005, CenterStaging acquired CMPI through a reverse triangular merger (the “Merger”) of a subsidiary we formed for this purpose. CMPI was the surviving corporation in the Merger and became our wholly owned subsidiary. As a result of the Merger, the shareholders of CMPI acquired control of CenterStaging, and for financial reporting purposes CMPI has been deemed to be the acquirer in the Merger. We accounted for the transaction as a reverse merger for financial reporting purposes, with the effect that our fiscal year automatically changed to the fiscal year of CMPI (July 1-June 30).

In 2004 we formed a new division, rehearsals.com, to produce and distribute original high-definition digital video content of musicians and recording artists at its studios as they rehearse, give clinics and record. This original digital content will provide a behind-the-scenes perspective of recording artists, capturing candid, unscripted interactions among those artists and the music they play. We intend to distribute this original content worldwide, primarily through third party distribution channels, such as the Internet, television, cable providers, video, DVD, and pay-per-view. We hope to generate revenues from this business primarily through sponsorships and through subscription fees and pay-per-download for access to content on our website. We have incurred significant costs in starting up this division but have not generated any revenues to date in the division. In March 2006, we launched the rehearsals.com website.

We recorded a net loss of $25.3 million in fiscal year 2006, compared to a net loss of $6.5 million for fiscal year 2005. The increase in the net loss was due primarily to: (i) $7.2 million of expense associated with the conversion of $7.2 million of outstanding convertible notes at a conversion price of 50% of the market price; (ii) an increase of $7.3 million of costs with our rehearsals.com division; and (iii) $2.5 million of expense associated with the issuance of Common Stock to consultants for services. Neither the conversion of the convertible notes nor the issuance of shares to consultants affected our liquidity as these were non-cash expenses. The conversion of the convertible notes and issuance of Common Stock to consultants also increased our Common Stock and paid-in-capital by $16.8 million. As a result and due to the issuance of 4,180,983 shares of Common Stock for proceeds of $6.2 million in fiscal year 2006, and notwithstanding our net loss, our stockholders’ deficit decreased from $8.3 million at June 30, 2005 to $5.8 million at June 30, 2006.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to reserves for allowance for doubtful accounts, barter transactions, deferred income tax assets, estimated useful lives of property and equipment, accrued expenses, fair value of equity instruments and reserves for any commitments or contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements contained in this report. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We recognize rental revenue over the period that our equipment is held for rental or rehearsal studio facilities are rented under the terms of customer rental arrangements, which typically is less than 30 days. We recognize revenue only when there exists a written contract or purchase order signed by the customer evidencing the rental arrangement, we have delivered the equipment or rendered the services called for under the arrangement, the rental or management services fee has been fixed or otherwise can be determined from the terms of the contract or purchase order, and the fee is reasonably assured of collection.

Costs of Producing Audio-visual Content. We account for our entertainment projects in development pursuant to SOP 00-2. Costs incurred in producing audio-visual content for which we have secured distribution agreements are capitalized and remain unamortized until the project is distributed or are written off at the time they are determined not to be recoverable. Costs incurred in producing audio-visual content for which we have not secured distribution agreements are expensed as incurred until such time as we have secured distribution agreements.

The capitalized cost of producing music videos of rehearsals is recognized as expense in accordance with the individual project forecast method specified in SOP 00-2, pursuant to which we estimate the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenues to be realized from all media and markets for such programming. Amortization commences in the period in which revenue recognition commences. We regularly review and revise our total revenue estimates for each project, which may result in modifications to the rate of amortization. If a net loss is projected for a particular project, the related capitalized costs are written down to estimated realizable value.

Stock-Based Compensation. We account for stock-based compensation based on SFAS No.123R, “Accounting for Stock-Based Compensation.” Pursuant to SFAS No. 123R, we recognize an expense for the fair market value of the stock-based instruments granted to third parties and employees. The cost of stock-based awards to employees, based upon the fair value of the award on the grant date, is recognized in the period in which the award is made or over the vesting period, if any, of the award. The cost of stock-based awards to consultants and other third parties is determined based upon the value of the award on the grant date, or the date the services are rendered to us, whichever can be measured more reliably. The cost is recognized over the period in which the consultant or third party is committed to render services or the services are actually performed, whichever is shorter.

We adopted our 2005 Incentive Stock Option Plan and our 2005 Non-Qualified Option Plan under which we may issue an aggregate of 5,000,000 shares of our common stock upon exercise of stock options that may be awarded under the plans to directors, officers, employees and consultants. We anticipate that we will make future stock option awards to eligible directors and employees under the plans and to continue to utilize the services of consultants and other third parties and to incur stock-based compensation costs.

Impairment of Long-Lived Assets. We review long-lived assets, including equipment held for rent, for impairment on an annual basis as of June 30, or on an interim basis if an event occurs that might reduce the fair value of such assets below their carrying values. An impairment loss would be recognized on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods.

Accounting for Convertible Notes. On August 17, 2005 (the date of the Merger), we had issued and outstanding convertible notes in an aggregate principal amount of $6,719,800. The convertible notes bore interest at 10% per annum and were due and payable on December 31, 2005. The convertible notes were convertible, at the option of either the holder or us, only if we (i) conducted a firmly underwritten public offering registered under the Securities Act of 1933 or (ii) merged with a public company (or subsidiary of a public company) by December 31, 2005, into shares of us or the surviving entity at 50% of the market price of the common stock. On September 27, 2005 we converted the convertible notes of $6,719,800 and $448,815 (principal and accrued interest respectively) into an aggregate of 7,585,719 restricted shares of our common stock at a conversion price of $0.945 per share.

The Merger was the triggering event that provided us the ability to determine the associated beneficial conversion feature of the convertible notes. Previously, we were not able to ascertain the value, if any, of the convertible feature due to the triggering event not occurring until August 17, 2005. The amount of $7,168,613 allocated to the beneficial conversion feature embedded in the debentures, which was amortized in full at conversion, was determined in accordance with provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

Variable Interest Entities. We lease one of the buildings at its Burbank facility from Jan and Johnny, Inc., an entity established for the sole purpose of acquiring and leasing the building. Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN- 46R”), requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. Under FIN-46R, Jan and Johnny, Inc. is a variable interest entity and we are the primary beneficiary. We have elected to consolidate Jan and Johnny, Inc., effective July 1, 2004. The building has been recorded as an asset and the related debt has been recorded as a liability in our consolidated balance sheet. The impact on our future consolidated statement of operations will be increased depreciation and interest expense, which will be partially offset by lower rent expense. The land and building have a carrying value of $275,000 and $837,677, respectively with related mortgage debt of $3,106,795 as of June 30, 2006.

Results of Operations

Fiscal Year 2006 compared to Fiscal Year 2005

Revenues. Our revenues increased from $4.8 million for fiscal year 2005 to $5.7 million for fiscal year 2006. This increase was primarily attributable to an increase in the number of televised award shows we supported, resulting in increased revenues from production services and music equipment rentals. Rental rates for studios and musical equipment remained relatively constant in fiscal years 2005 and 2006.

Gross Profit. Gross profit increased from $2.2 million for fiscal year 2005 to $2.6 million for fiscal year 2006. This increase was due to the increase in revenues with only a $450,000 increase in cost of revenues. Cost of revenues consist principally of salaries and compensation of technical support personnel, which vary only with changes in personnel and are not based on the number of production service engagements. Further, there are minimal changes in expenses associated with musical equipment rental. Accordingly, our cost of revenues is not tied to our revenues except to the extent of certain incremental expenses associated with the award shows such as supplies, facilities allocation expense and allocation of certain administrative salaries.

Salaries and Wages. Salaries and wages increased from $3.9 million for fiscal year 2005 to $6.6 million for fiscal year 2006. This increase is primarily attributable to a 22 % increase in the number of employees (from 81 full time employees at June 30, 2005 to 99 full time employees at June 30, 2006), and due principally to staffing of our rehearsals.com division. Due to the highly technical skill set of the production staff required by our rehearsals.com division, the per person salary of these employees is significantly higher than the salary earned by our staff employed in our core business. In addition, we recorded an expense of $798,000 in fiscal year 2006 relating to the grant of options to purchase an aggregate of 3,969,000 shares of Common Stock under our stock option plans.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $4.1 million for fiscal year 2005 to $12.5 million for fiscal year 2006, primarily due to: (i) a $5.5 million increase in consulting expenses; (ii) a $848,000 increase in development and production expense relating to production of content for our rehearsals.com division; (iii) a $639,000 increase in costs of legal and accounting services; (iv) a $244,000 increase in depreciation and amortization expense; (v) a $344,000 increase in travel and entertainment expenses relating primarily to our rehearsals.com division; (vi) a $271,000 increase in insurance costs; and (vii) an increase of $323,000 is due to a write down of a loan to a related party for a Las Vegas venture. The increase in consulting expense was principally due to $2.3 million expense associated with the issuance of 2,480,000 shares of common stock to consultants in August 2005 in connection the Merger, and $2.2 million associated with the issuance in April 2006 to an investor relations firm of warrants to purchase 2,000,000 shares. The increased depreciation and amortization expense is primarily attributable to our procurement of broadcast related equipment and leasehold improvements to our broadcast center and studios, related to our development of our digital music business. The increased legal and accounting costs are due primarily to costs associated with completing the Merger and related transactions, and the audits of our financial statements.

Interest Expense. Interest expense increased from $619,000 for the year ended June 30, 2005 to $991,000 for the year ended June 30, 2006. An increase of approximately $115, 000 was attributable to an increase in our capital lease liabilities, penalties and interest on convertible debenture resulted in an increase of approximately $100,000 and interest paid on the mortgage for the property owned by Jan & Johnny, Inc increased by approximately $135,000.

Discount of Convertible Debenture. For the year ended June 30, 2006, we recorded a non-cash expense of $500,000 associated with the $500,000 convertible note issued in December 2005 to Montage Partners LLC. See Note 7 of Notes to Consolidated Financial Statements.

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

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at fiscal year ended June 30, 2006 was $5,406.

Our accounts receivable (net of allowance for doubtful accounts) increased from $473,000 at June 30, 2005 to $703,000 at June 30, 2006, due primarily to our increase in revenues.

Our revenue-earning equipment consists of our inventory of musical instruments for rental and broadcasting equipment used in our rehearsals.com division. Our revenue-earning equipment, before depreciation, increased from $5.0 million at June 30, 2005 to $5.7 million at June 30, 2006, due primarily to an increase in broadcasting equipment.

Accounts payable increased from $1.4 million at June 30, 2005 to $1.6 million at June 30, 2006 as we expanded rehearsals.com.

Accrued payroll and other compensation increased from $846,000 at June 30, 2005 to $1.4 million at June 30, 2006. This increase was due primarily to $540,000 of deferred bonuses to executive officers pursuant to their employment agreements; deferred bonuses to executive officers aggregated $1.3 million at June 30, 2006.

Our short-term debt at June 30, 2006 included: (i) $278,000 under revolving lines of credit with three financial institutions, with borrowings under these credit lines being unsecured and bearing interest at variable rates (weighted average interest rate during fiscal year 2006 of 8.5%); (ii) $100,000 under a demand note bearing an interest rate of 6% per annum; (iii) $225,000 under a loan from an employee bearing interest at a variable rate of prime plus 4% per annum (12.25% per annum at June 30, 2006) due December 31, 2006; (iv) $50,000 under notes payable to Johnny Caswell and Jan Parent bearing an interest rate of 9.6% per annum and due and payable in May 2007; (v) $102,000 under notes payable to Johnny Caswell and Jan Parent bearing an interest rate of 10.0% per annum and due and payable in May 2007; (vi) $50,000 under a loan bearing an interest rate of 5% per annum which is due and payable in May 2007; (vii) $500,000 under a convertible debenture bearing interest at the rate of 6% per annum due and payable June 12, 2006 (subsequently extended to December 31, 2006) and secured by the Company’s accounts receivable and customer and client lists; and (viii) $160,000 under demand advances Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston in May and June 2006 bearing interest at a rate of 8% per annum; and (ix) $458,000 that represents the current portion of equipment leases.

Our long-term debt at June 30, 2006 included: (i) $3,107,000 under a loan bearing interest at a variable rate of prime plus 1.75% per annum (10.00% per annum at June 30, 2006), maturing in 2010, with payments based on a 25-year amortization, and secured by a first deed of trust on the land and buildings leased to us by an affiliate; (ii) $1,836,000 under a bank loan bearing interest at a variable rate of prime plus 2.75% per annum (11.00% per annum at June 30, 2006), and secured by substantially all of our assets and by a junior security interest in the land and building; (iii) $224,000 under a bank loan bearing interest at a variable rate prime plus 1% (9.25% per annum at June 30, 2006) and fully amortizing through maturity in November 2009; and (iv) $75,000 under a note payable to Jan Parent bearing at an interest rate of 9% per annum, which is due and payable in July 2010.

Our Common Stock and paid-in capital increased from $224,000 at June 30, 2005 to $28.2 million at June 30, 2006, due primarily to: (i) $14.3 million from the conversion of the convertible notes; (ii) $2.5 million from the issuance of 2,600,000 shares of Common Stock to consultants; (iii) $6.2 million from the sale of 4,130,983 shares of Common Stock to accredited investors for $1.50 per share, and (iv) $3.1 million from the issuance of warrants (see Note 7 of Notes to Consolidated Financial Statements).

Since the start-up of rehearsals.com in fiscal year 2004, we have had a working capital deficiency as our cash requirements have exceeded our cash flows from operations. We have incurred expenses of approximately $7.3 million in fiscal year 2006, in connection with rehearsals.com. These expenses consisted primarily of compensation expense, acquisitions of assets, production and production support in connection with the start-up of rehearsal.com and the creation of digital content. Through the end of fiscal year 2006, we had not generated any revenues from this division.

We have fulfilled these cash flow shortages with proceeds from the sales of securities, borrowings and extensions of maturity dates from lenders. During fiscal 2006, we obtained $6.2 million from the sales of common stock and $815,000 from borrowings. Since the latter part of June 2006, we have relied increasingly on short-term borrowings to fulfill our cash requirements, including; (i) $455,000 of advances under revolving lines of credit from Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston, bearing interest at the prime rate; (ii) a loan in the amount of $50,000 bearing interest at the rate of 9% per annum due and payable on December 31, 2006; (iii) a loan in the amount of $250,000 bearing interest at the rate of 18% per annum due and payable October 17, 2006; (iv) loans in the aggregate net amount of $215,000 bearing interest at the rate of 10% per annum and due and payable December 31, 2006; and (v) a loan in the amount $660,000 (of which $92,000 was retained by the lender as an interest reserve) bearing interest at the greater of 14% per annum or prime plus 5.75% due and payable on September 1, 2007 and secured by a junior security interest in our equipment, which loan was guaranteed by Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston.

We will continue to have working capital deficiencies until we can generate either a significant financing from the sale of securities or other borrowings and/or generate material revenues from rehearsals.com. Our cash requirements in fiscal year 2007 include not only cash to fund our operating shortages but to repay maturing debt and accounts payable and accrued payroll, which aggregated $3.0 million at June 30, 2006. As of September 15, 2006, we had approximately $2.2 million principal amount of indebtedness due on demand or by December 31, 2006. Of this amount, $780,000 is due to our directors and principal shareholders, who do not expect repayment of this loan amount until such time as we have sufficient financial resources to do so, and $225,000 is due to an employee.

We will continue to seek additional financing to funds these shortages. In addition, our plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on our rehearsals.com website. The amount and timing of revenues from rehearsals.com will depend upon a number of factors, many of which are beyond our control of the Company (see “Certain Factors Relating to our Digital Music Division,” below). We anticipate that the earliest we could receive significant revenues from rehearsals.com is the second quarter of fiscal year 2007.

We can give no assurance as to when, if ever, we will have sufficient revenues from rehearsals.com to cover our operating cash requirements and to fund maturing debt. Further, we can give no assurance that we will be able to continue to obtain funds from the sale of debt and equity securities or borrowings, or that the terms of such sales or borrowings will be as favorable as the terms of prior sales and borrowings. Our ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing our business plan for rehearsals.com and investors’ perception of our business and prospects. Sales of equity securities, or sales of convertible debt securities, could materially dilute our existing shareholders. If we do not obtain funds to repay our debt as it matures, we will seek extensions from the lenders.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Certain Factors relating to our Financial Condition and Liquidity

We have a working capital deficiency as our cash requirements exceed our cash flows from operations.

Since the start-up of rehearsals.com in fiscal year 2004, we have had a working capital deficiency as our cash requirements have exceeded our cash flows from operations. We have incurred expenses of approximately $7.3 million in fiscal year 2006, in connection with rehearsals.com. These losses are due largely to compensation expense, acquisitions of assets, production and production support in connection with the start-up of rehearsal.com and the creation of digital content. Through the end of fiscal year 2006, we had not generated any revenues from this division.

We have fulfilled these cash flow shortages with proceeds from the sales of securities, borrowings and extensions of maturity dates from lenders. During fiscal 2006, we obtained $6.2 million from the sales of common stock and $815,000 from borrowings. Since the latter part of June 2006 to date, we have relied increasingly on short-term borrowings to fulfill our cash requirements, including; (i) $455,000 of advances under revolving lines of credit from Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston, bearing interest at the prime rate; (ii) a loan in the amount of $50,000 bearing interest at the rate of 9% per annum due and payable on December 31, 2006; (iii) a loan in the amount of $250,000 bearing interest at the rate of 18% per annum due and payable October 17, 2006; (iv) loans in the aggregate net amount of $215,000 bearing interest at the rate of 10% per annum and due and payable December 31, 2006; and (v) a loan in the amount $660,000 (of which $92,000 was retained by the lender as an interest reserve) bearing interest at the greater of 14% per annum or prime plus 5.75% due and payable on September 1, 2007 and secured by a junior security interest in our equipment, which loan was guaranteed by Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston.

We will continue to have working capital deficiencies until we can generate either a significant financing from the sale of securities or other borrowings and/or generate material revenues from rehearsals.com. Our cash requirements in fiscal year 2007 include not only cash to fund our operating shortages but to repay maturing debt and accounts payable and accrued payroll, which aggregated $3.0 million at June 30, 2006. As of September 15, 2006, we had approximately $2.2 million principal amount of indebtedness due on demand or by December 31, 2006. Of this amount, $780,000 is due to our directors and principal shareholders, who do not expect repayment of this loan amount until such time as we have sufficient financial resources to do so, and $225,000 is due to an employee.

We will continue to seek additional financing to funds these shortages. In addition, our plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on our rehearsals.com website. The amount and timing of revenues from rehearsals.com will depend upon a number of factors, many of which are beyond our control of the Company (see “Certain Factors Relating to our Digital Music Division,” below). We anticipate that the earliest we could receive significant revenues from rehearsals.com is the second quarter of fiscal year 2007.

We can give no assurance as to when, if ever, we will have sufficient revenues from rehearsals.com to cover its operating cash requirements and to fund maturing debt. Further, we can give no assurance that we will be able to continue to obtain funds from the sale of debt and equity securities or borrowings, or that the terms of such sales or borrowings will be as favorable as the terms of prior sales and borrowings. Our ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing our business plan for rehearsals.com and investors’ perception of our business and prospects. Sales of equity securities, or sales of convertible debt securities, could materially dilute our existing shareholders. If we do not obtain funds to repay our debt as it matures, we will seek extensions from the lenders

We have suffered material net losses and have a stockholders’ deficit

We recorded net losses of $25.3 million in the fiscal year 2006 and $6.5 million in the fiscal year 2005, causing a significant deterioration in our financial condition. We had a stockholders’ deficit of $5.8 million at June 30, 2006.

The losses in the twelve months of fiscal 2006 included non-recurring non-cash expenses of $7.2 million in connection with the conversion of $7.2 million the convertible notes, $2.5 million from the issuance of Common Stock to consultants and $ 2.2 million from the issuance of warrants to a consultant. These transactions also resulted in an increase in our Common Stock and paid-in-capital by $19 million.

We anticipate continuing to incur operating losses until such time as we can generate net earnings in rehearsals.com. We do not anticipate generating revenues in rehearsals.com until the second quarter of fiscal year 2007. The success of our rehearsals.com division will be dependent upon a number of factors, many of which are beyond our control (see “Certain Factors Relating to our Digital Music Division,” below). Accordingly, we can give no assurance as to when, if ever, that we will become profitable.

Our independent auditors have included a "going concern" qualification in their audit report of our financial statements for fiscal year 2006.

The report of Stonefield Josephson, Inc., our independent auditors, on our financial statements for fiscal year 2006 states that our net losses and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. Our consolidated financials do not include any adjustments to the recoverability and classification of recorded assets, the amount and classification of liabilities that might be necessary in the event that we cannot continue in existence.

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

Our strategy for rehearsals.com depends on various relationships with musical artists, record labels and talent managers for our services and product development. We cannot produce our own entertainment content for rehearsals.com without this consent and collaboration. We will need to maintain and develop such relationships as we expand our business into digital media. The success of rehearsals.com will depend on obtaining agreements with such recording artists, record labels and talent managers to permit us to record and distribute the rehearsals and performances of the artists. Our right to distribute this content is likely to be for limited periods and we may not have any renewal rights. The recording artists are also likely to have final approval rights on any content we produce featuring them.

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

The content and services offered by rehearsals.com may not achieve consumer acceptance, which would adversely affect our results of operations and prospects.

Our future success and growth depends in significant part our ability to deliver, through rehearsals.com, original and compelling content and services that attract and retain consumers and that consumers are willing to purchase. The successful development and production of content and services is subject to numerous uncertainties, including without limitation our ability to:

•	anticipate and successfully respond to rapidly changing consumer tastes and preferences,

•	fund new program development,

•	attract and retain qualified editors, producers and technical personnel, and

•	successfully anticipate and respond to the increased acceptance of methods other than personal computers to access the Internet.

We can give no assurance that we will achieve consumer acceptance or that once achieved we will be able to maintain this acceptance. Consumer preferences are also affected by factors other than taste, such as general trends and media attention. If we do not adjust to respond to these and other changes in consumer preferences, our results of operations will be adversely affected.

We cannot assure you that our content and services will be attractive to a sufficient number of users to generate revenues sufficient to sustain operations. In addition, we cannot assure you that we will develop any new content or services in a timely or cost-effective manner. If we are unable to develop content and services that allow us to attract, retain and expand a loyal consumer base, we will be unable to generate sufficient revenues to cover the expenses of our rehearsals.com division or to recoup our investment in this division.

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

We believe that our content will be differentiated because it is likely to be unique, as it will feature recording artists in rehearsal and interacting with other artists or an audience in a “behind the scenes” format. In addition, the content will be recorded in high-definition digital video. Moreover, we believe that our (i) preexisting music studio facilities, (ii) preexisting relationships with and access to recording artists, (iii) musical equipment inventory, and (iv) expertise in the production field will allow us to produce our high-definition audio/video content at a substantially lower cost than would be incurred by a competitor just entering this field.

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

Moreover, certain parties in the music industry have announced their intent to consolidate their music distribution operations, which could limit the availability and increase the fees required to offer music content to customers through our distribution network or our website rehearsals.com. Further, third-party content providers currently, or may in the future, offer music products and services that compete with our music products and services, and could take action to make it more difficult or impossible for us to license music content in the future. If we are unable to offer a wide variety of musical and related content at reasonable prices with acceptable usage rules, then rehearsals.com will be adversely affected.

We have a relatively limited operating history with the digital media business of rehearsals.com, which makes it difficult to evaluate our business.

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

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our copyrights, trademarks and trade secrets, and our rights to original content under rehearsals.com, to be of considerable value and importance to our business and our success. We rely on a combination of trademark, and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, particularly as we begin producing original content, and we may have to pursue litigation against other parties to assert our rights and prevent the illicit distribution and downloading of our content. Any such claims or litigation could be costly and we may lack the resources required to defend against such claims or pursue infringements of our rights. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to retain our current clients and attract new ones, particularly musical talent for our original content.

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

We are dependent upon the creative skills, leadership and relationships of CenterStaging founders Johnny Caswell and Jan Parent, who serve as our President and Senior Executive Vice President, respectively, Roger Paglia, our Chief Executive Officer, Howard Livingston, our Chief Financial Officer, Paul Schmidman, our Executive Vice President and Chief Operating Officer, Michael Sandoval, our Executive Vice President - Administration and Music Publishing, and Tommy Nast, our Executive Vice President - Business Development. We do not currently maintain key person life insurance on any of these persons. The loss of services of any of these key personnel could have a material adverse affect on our business and operations, including our ability to develop and execute a long-term, profitable business plan.

Our management team consists of several key production, creative and technology personnel who have been recruited within the past two years. In order to manage and operate our business successfully in the future, it will be necessary to further strengthen our management team. The hiring of any additional executives will increase our compensation expense.

Our four principal stockholders constitute all of our directors, and their interests may differ from those of other stockholders.

As of June 30, 2006, Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston owned beneficially 61% of our outstanding Common Stock. These four shareholders also constitute our board of directors and are our four most senior executive officers. Because of their share ownership, these four shareholders have the power to elect all of our directors (there are no cumulative voting rights), and have the power to approve or disapprove any actions considered by our shareholders, including a change in the authorized capital stock, the sale of all or substantially all of our assets, and mergers. This concentration of ownership of our Common Stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our company or our assets and may adversely affect the market price of our Common Stock.

We have no independent directors, and thus our board of directors provides no independent oversight of our management.

Each of our directors is also an executive officer of the Company, and thus we have no directors who are independent of management. As a result of having no independent directors, our board of directors cannot provide any independent oversight of the actions and performance of management. Further, the lack of independent directors can result in conflicts of interest between our stockholders and the controlling officers and directors, as these individuals have the power to make determinations affecting their own interests, such as compensation. Lastly, we have no directors who can independently review and approve transactions between us and our four principal shareholders, such as our borrowings from these individuals, and compensation arrangements between these individuals in their capacities as executive officers.

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

Small, relatively unknown public companies can achieve visibility in the trading market through research and reports that industry or securities analysts publish. However, to our knowledge, no analysts cover our company. The lack of published reports by independent securities analysts could limit the interest in our stock and negatively affect our stock price. We do not have any control over research and reports these analysts publish or whether they will be published at all. If any analyst who does cover us downgrades our Common Stock, our stock price would likely decline. If any analyst initiates and then ceases coverage of our Company or fails to regularly publish reports on us, we could lose visibility in the financial markets or never achieve such visibility, which in turn could cause our Common Stock price or trading volume to stagnate or decline.

You may have difficulty selling our Common Stock because it is a “penny stock.”

Since our Common Stock is not listed on the Nasdaq Stock Market or any national securities exchange, if the trading price of our Common Stock is below $5.00 per share, trading in our Common Stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock. These disclosures include a schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. This information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of holders of the Common Stock to sell their shares.

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

Item 7 — Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors And Stockholders Of CenterStaging Corp.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of CenterStaging Corp as of June 30, 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CenterStaging Corp as of June 30, 2006 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial net losses and has substantial monetary liabilities in excess of monetary assets as of June 30, 2006 and had a stockholders' deficit of $5,811,626. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recoded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Stonefield Josephson
Stonefield Josephson
Los Angeles, California
September 22, 2006

CenterStaging Corp.
Consolidated Balance Sheet
June 30, 2006

AUDITED

ASSETS

Current assets
Cash and cash equivalents	$5,406
Investment in marketable securities available for sale	45,561
Accounts receivable, net of allowance for doubtful
accounts of $62,000	703,760
Other current assets	159,462

Total current assets	914,189

Revenue-earning equipment
Musical instruments	1,541,888
Broadcasting equipment	4,188,499
Less accumulated depreciation	(1,789,934)

Total revenue-earning equipment, net	3,940,453

Property and equipment
Land	275,000
Building	837,677
Leasehold improvements	3,163,126
Machinery and equipment	458,213
Furniture and fixtures	343,179
Less accumulated depreciation	(2,749,442)

Total property and equipment, net	2,327,753

Other assets
Deposits	57,580
Deferred costs, net	147,515

Total Other Assets	205,095

Total Assets	$7,387,490

See accompanying notes to these consolidated financial statements

CenterStaging Corp.
Consolidated Balance Sheet (continued)
June 30, 2006

AUDITED

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,602,826
Accrued payroll and other compensation	1,412,537
Accrued interest, rent, and other liabilities	796,496
Loans and lines of credit	378,469
Related party notes payable	598,314
Convertible Debenture, net of discount	500,000
Current portion of deferred rent liability	73,598
Current portion of capital lease obligations	458,041
Current portion of notes payable	400,746

Total current liabilities	6,221,027

Long-term liabilities
Deferred rent liability, less current portion	101,660
Capital lease obligations, less current portion	1,276,841
Notes payable (includes $75,000 related party payable), less current portion	5,082,891

Total Long Term Liabilities	6,461,392

Total Liabilities	12,682,419

Interest of consolidated variable interest entity	516,697

Stockholders' deficit
Common stock, $.0001 par value, 100,000,000 shares authorized,
59,890,706 shares issued and outstanding	5,989
Additional paid-in capital	27,908,513
Notes receivable from stockholders and related party	(889,320)
Accumulated deficit	(32,836,808)

Total Stockholders' Deficit	(5,811,626)

Total Liabilities and Stockholders' Deficit	$7,387,490

See accompanying notes to these consolidated financial statements

CenterStaging Corp
Consolidated Statements of Operations and Comprehensive Loss
For the Fiscal Years Ended June 30, 2006 and 2005

	Years ended June 30,
AUDITED	2006	2005

Revenue	$5,705,241	$4,807,813

Cost of revenue	3,049,394	2,598,600

Gross profit	2,655,847	2,209,213

Operating expenses:

Salaries and wages	6,604,602	3,906,049

Selling, general, and administrative expenses	12,481,886	4,089,191

Total operating expenses	19,086,488	7,995,240

Loss from Operations	(16,430,641)	(5,786,027)

Other income (expense)

Interest income	71,488	9,589

Interest expense	(991,234)	(619,949)

Discount, convertible debenture	(500,000)	-

Loss on disposition of assets	(20,837)	-

Other than temporary impairment on marketable securities	(119,158)	-

Beneficial conversion feature on debt	(7,168,615)	-

Total other expenses	(8,728,356)	(610,360)

Loss before provision for income taxes and income of variable interest entity	(25,158,997)	(6,396,387)

Provision for income taxes	-	-

Provision for income of variable interest entity	(139,934)	(76,800)

Net loss	$(25,298,931)	$(6,473,187)

Net loss per share (basic and diluted)	$(0.47)	$(0.16)

Weighted average shares
(basic and diluted)	54,292,112	40,000,000

See accompanying notes to these consolidated financial statements

CenterStaging Corp.
Consolidated Statement of Stockholders' Deficit
For the Fiscal Years ended June 30, 2006 and 2005
AUDITED

	Common Stock		Additional	Notes Receivable from stockholders	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	and related party	Deficit	Deficit

Balance at July 1, 2004	$40,000,000	$4,000	$219,990	$(175,662)	$(1,064,690)	$(1,016,362)

Advances to stockholders and related party	-	-	-	(849,296)	-	(849,296)

Net loss	-	-	-	-	(6,473,187)	(6,473,187)

Balance at June 30, 2005	40,000,000	4,000	219,990	(1,024,958)	(7,537,877)	(8,338,845)

Issuance of stock for consulting services	2,600,000	260	2,529,343	-	-	2,529,603

Issuance of shares due to reverse merger	5,524,004	552	164,168	-	-	164,720

Conversion of debt to equity	7,585,719	759	14,326,453	-	-	14,327,212

Sale of common stock for cash	4,180,983	418	6,246,058	-	-	6,246,476
.
Intrinsic value of beneficial conversion feature	-	-	254,491	-	-	254,491

Relative fair value of warrants in conjunction with convertible debenture	-	-	245,509	-	-	245,509

Warrants issued to third parties	-	-	3,124,804	-	-	3,124,804

Stock Options Granted	-	-	797,697	-	-	797,697

Advances to stockholders and related party	-	-	-	(158,638)	-	(158,638)

Write down of related party loan for Las Vegas venture	-	-	-	294,276	-	294,276

Net loss	-	-	-	-	(25,298,931)	(25,298,931)

Balance at June 30, 2006	59,890,706	$5,989	$27,908,513	$(889,320)	$(32,836,808)	$(5,811,626)

See accompanying notes to these consolidated financial statements.

CenterStaging Corp.
Consolidated Statements of Cash Flows
For the Fiscal Years Ended June 30, 2006 and 2005
AUDITED

	Year ended June 30,
	2006	2005
Cash flows used for operating activities:
Net Loss	$(25,298,931)	$(6,473,187)
Adjustments to reconcile net loss to net cash used for
for operating activities:
Income of consolidated variable interest entity	139,934	76,800
Change in allowance for bad debts	22,000	(10,000)
Loss on sale of asset and allowance for related receivable	20,837	-
Amortization of non-cash marketing revenue	(22,445)	(19,882)
Impairment in value of equipment	-	266,000
Depreciation of revenue-earning equipment	651,885	319,378
Depreciation of other property, plant, and equipment	637,509	388,049
Noncash compensation of consultants with common stock	2,529,600	-
Noncash compensation of third party warrants	3,124,806	-
Noncash compensation of employee stock option plan	797,697	-
Amortization of deferred costs	26,525	36,361
Amortization of discount related to convertible debentures	500,000	-
Beneficial conversion feature on debt	7,168,613	-
Other than temporary impairment on marketable securities	119,158	-
Write down of loan to related party for Las Vegas venture	230,924	-

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(253,021)	33,256
Decrease in other current assets	60,659	63,469
(Increase) in deposits	(7,216)	(13,501)
(Increase) decrease in deferred costs	(40,000)	-
Increase (decrease) in accounts payable	636,424	1,249,962
Increase (decrease) in accrued payroll and other compensation	566,928	592,352
Increase (decrease) in accrued interest, rent and other liabilities	649,032	371,541
(Decrease) in deferred rent liabilities	(22,708)	(18,676)

Net cash used for operating activities	(7,761,790)	(3,138,078)

Cash flows used for investing activities:
Purchases of musical instruments	(41,459)	(114,729)
Purchases of broadcasting equipment	(34,747)	(2,819,933)
Purchases of other property and equipment	(273,953)	(1,361,562)
Loans to related party for Las Vegas venture	-	(55,262)
Loan repayments from officers	-	1,274
Loans to shareholders of consolidated variable interest entity	(95,287)	(794,034)
Net cash used for investing activities	(445,446)	(5,144,246)

Cash flows provided by (used for) financing activities:
Payments on lines of credit	(64,703)	(61,671)
Payments on related party notes payable	-	(75,000)
Payments on notes payable (not related parties)	(387,390)	(1,758,644)
Payments on capital lease obligations	(330,805)	(67,397)
Proceeds from lines of credit	30,703	106,941
Proceeds from issuance of related party note payable	235,000	300,000
Proceeds from issuance of notes payable (not related parties)	129,073	5,379,166
Proceeds from issuance of convertible notes	1,791,000	3,889,492
Proceeds from issuance of convertible debenture	500,000	-
Proceeds from issuance of common stock	6,246,476	-
Net cash provided by financing activities	8,149,354	7,712,887

See accompanying notes to these consolidated financial statements

CenterStaging Corp.
Consolidated Statements of Cash Flows (continued)
For the Fiscal Years Ended June 30, 2006 and 2005
AUDITED

	Years ended June 30,
	2006	2005

Decrease in cash and cash equivalents	(57,882)	(569,437)

Cash and cash equivalents, beginning of period	63,288	610,703

Cash and cash equivalents in consolidated
variable interest entity, July 1	-	22,022

Cash and cash equivalents, end of period	$5,406	$63,288

Supplemental disclosures of cash flow information:

Cash paid for interest	$831,971	$259,651

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Revenue earning instruments obtained for marketing considerations	$37,694	$37,444

Marketable securities acquired in reverse merger	$164,720	$-

Conversion of debt to equity	$7,163,228	$-

Financing costs on debt	$-	$179,964

See accompanying notes to these consolidated financial statements

CENTERSTAGING CORP.

Notes to Consolidated Financial Statements
Fiscal Years Ended June 30, 2006 and 2005

1.	Summary of Significant Accounting Policies

A.	General Description of Business

On August 17, 2005, CenterStaging Corp. (“CenterStaging”) (formerly Knight Fuller, Inc.) acquired all the outstanding shares of CenterStaging Musical Productions, Inc. (“CMPI”), in exchange for 42,480,000 restricted shares of its Common Stock in a reverse triangular merger (the “Merger”). The acquisition has been accounted for as a reverse merger (recapitalization) with CMPI deemed to be the accounting acquirer. Accordingly, these historical financial statements are those of CMPI, as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value, and those of CenterStaging (the legal acquirer) since the Merger. The retained earnings of the accounting acquirer have been carried forward after the acquisition and CMPI’s basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer.

For purposes of these financial statements, references to the “Company” shall mean CenterStaging and its wholly owned subsidiary CMPI.

The Company engages primarily in: (i) providing production and support services for live musical performances at major televised award shows such as the Academy Awards and the GRAMMY Awards, and other televised shows and events, such as the Super Bowl halftime show and presidential inaugurations; (ii) renting its studio facilities to musicians for rehearsal, production and recording; and (iii) renting musical instruments and related equipment for use at its studios and other venues. In 2004, the Company formed a digital media division, which we call “rehearsals.com,” to produce and distribute original high definition audio/video content of musicians and recording artists at our studios as they rehearse, give clinics and record. The Company’s plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on its rehearsals.com website, which was launched in March 2006.

B.	Basis of Consolidation

The consolidated financial statements include the accounts of CenterStaging and CMPI. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company is the primary beneficiary of a variable interest entity (VIE), Jan and Johnny, Inc. Jan and Johnny, Inc. is owned by Jan Parent and Johnny Caswell, directors and executive officers of the Company who together owned 37% of the outstanding Common Stock of the Company as of June 30, 2006. The Company adopted FIN 46(R) effective July 1, 2004. This requires that the Company consolidate the activities of the VIE into its financial statements. During the periods ended June 30, 2006 and 2005, all intercompany balances have been eliminated in consolidation.

C.	Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company experienced net losses of $25,298,931 and $6,473,187 for the year ended June 30, 2006 and 2005, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of June 30, 2006, had an accumulated deficit of $32,836,808 and a total stockholders’ deficit of $5,811,626. These matters, among others, raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Historically, the Company has been able to raise additional capital. During the year ended June 30, 2006, the Company sold 4,180,983 shares of Common Stock in a private offering generating $6,246,476 of capital. Additionally, the Company converted $7.2 million of Convertible Notes into shares of its Common Stock. The Company's ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing its business plan for rehersals.com and investors' perceptions of our business and prospects. The Company therefore may not be able to continue to raise the needed capital.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company is taking action to address these matters, which include:

•	Retention of experienced management personnel with particular skills in the development and commercialization of rehearsal.com services.

•	Seeking contracts with musical performing artists.

•	The Company is seeking investment capital.

Our plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on our rehearsals.com website. We launched this website in March 2006, and as of June 30, 2006, more than 15 hours of content was available.

Our plan is to expand the distribution of our content worldwide through third-party distributors such as Internet service providers (ISPs), mobile carriers, handheld device makers, cable, satellite and broadcast providers, digital exhibitors, digital radio operators, and distributors of physical formats such as DVD. We have a binding letter of intent with MLB Advance Media, L.P., or BAM, for the exclusive exploitation of our audio/visual content in interactive media, including PC-based Internet, wireless/mobile, satellite and IPTV.

In the absence of material revenues from its rehearsals.com division, the Company will seek additional capital and borrowings to fund its working capital requirements. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

D.	Cash and Cash Equivalents, Short and Long-Term Investments

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, those with original maturities not greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are deposited with a single large commercial bank. At June 30, 2006, these deposits did not exceed the government insurance limit.

E.	Revenue-Earning Equipment and Property and equipment

Revenue earning equipment and property are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the respective assets, as follows:

Revenue Earning Equipment (“REE”):
Musical instruments and cases	3 to 7 years
Broadcasting equipment and cases	5 to 7 years

Property and Equipment:
Machinery, computers and equipment	1 to 5 years
Furniture and fixtures	3 to 7 years
Vehicles	5 years
Building	30 years
Leasehold improvements	Term of lease (1 to 5 years)

Basis for Recording Assets and Depreciation Methods

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term, including the option to extend if extension is probable, or the estimated useful lives of the improvements.

When REE is acquired, the Company estimates the period it will hold the asset. Depreciation is recorded on a straight-line basis over the estimated holding period, with the objective of minimizing gain or loss on the disposition of the REE. Upon disposal of the REE, depreciation expense is adjusted for the difference between the net proceeds from the sale and the remaining book value. As market conditions change, the Company adjusts its depreciation rates prospectively, over the remaining holding period, to reflect the changes in market conditions. The Company received promotional REE valued at $37,694 and $37,444 in the years ended June 30, 2006 and 2005, respectively (see Note 1L -- Barter Transactions).

Policy for Repairs and Maintenance, Capitalization, and Disposal of Assets

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

F.	Long-lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events and circumstances warrant such a review or annually, whichever is sooner. The carrying value of a long-lived asset is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset held for use. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Costs of Producing Audio-visual Content

The Company expenses all costs to create its content for multiplatform distribution . Once the Company has the ability to determine ultimate revenues to be derived from the content, it will begin to capitalize the cost in accordance with SOP 00-2.

The capitalized cost of producing music videos of rehearsals is recognized as expense in accordance with the individual project forecast method specified in SOP 00-2, pursuant to which the Company estimates the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenues to be realized from all media and markets for such programming. Amortization commences in the period in which revenue recognition commences. Management regularly reviews and revises its total revenue estimates for each project, which may result in modifications to the rate of amortization. If a net loss is projected for a particular project, the related capitalized costs are written down to estimated realizable value.

During 2006 and 2005, the Company did not secure distribution agreements for any of the audio-visual content it has produced. Accordingly, no production costs were capitalized.

G.	Fair Value of Financial Instruments

The carrying value of certain financial instruments, including accounts receivable, other current assets, accounts payable, accrued expenses, and deferred revenues approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.

H.	Business Risks and Credit Concentrations

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $62,000 as an allowance for doubtful accounts as of June 30, 2006.

I.	Accounting for Convertible Debt Securities

On August 17, 2005 (the date of the Merger), the Company had issued and outstanding convertible notes (the “Convertible Notes”) in an aggregate principal amount of $6,719,800, including Convertible Notes in the aggregate principal amount of $1,791,000 issued from July 1, 2005 to August 17, 2005. The Convertible Notes bore interest at 10% per annum and were due and payable on December 31, 2005. The Convertible Notes were convertible, at the option of either the holder or the Company, only if the Company (i) conducted a firmly underwritten public offering registered under the Securities Act of 1933 or (ii) merged with a public company (or subsidiary of a public company) by December 31, 2005, into shares of the Company or the surviving entity at 50% of the market price of the Common Stock.

On September 27, 2005 the Company converted the Convertible Notes of $6,719,800 and $448,815 (principal and accrued interest respectively) into an aggregate of 7,585,719 restricted shares of Common Stock at a conversion price of $0.945 per share.

The Merger on August 17, 2005 was the triggering event that provided the Company the ability to determine the associated beneficial conversion feature of the Convertible Notes. Previously, the Company was not able to ascertain the value, if any, of the convertible feature due to the triggering event not occurring until August 17, 2005. The amount of $7,168,613 allocated to the beneficial conversion feature embedded in the debentures, which was amortized in full at conversion, was determined in accordance with provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

J.	Income Taxes

The Company accounts for its income taxes using the SFAS No. 109, “Accounting for Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

K.	Revenue Recognition

Revenue is recognized over the period the revenue earning equipment or rehearsal studio space is rented based on the terms of the rental contract. Generally, the rental period is less than 30 days.

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The fee for the arrangement is fixed or determinable; and

•	Collectibility is reasonably assured.

Persuasive Evidence of an Arrangement Exists—The Company documents all terms of an arrangement in a written contract or purchase order signed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Rendered—The Company performs all services or delivers necessary rental equipment prior to recognizing revenue. Equipment is considered delivered upon delivery to a customer’s designated location.

The Fee for the Arrangement is Fixed or Determinable—Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the written contract. Fees for most equipment rentals and rehearsal space rentals are fixed under the terms of the written contract. The customer’s fee is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

Collectibility is Reasonably Assured—The Company determines that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer-by-customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis.

Management fees are recognized when the facility management services are rendered. During fiscal year 2005 and 2006, facility management services were provided to a related party. During fiscal year 2005 and 2006, management fees from this related party were eliminated in consolidation of this variable interest entity.

L.	Barter Transactions

Marketing and Product Placement Revenues and Expenses

Pursuant to the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 99-17, “Accounting for Advertising Barter Transactions,” the Company’s barter transactions are recorded at the estimated fair value of the asset received, generally using vendor invoice prices. Product placement revenue is recognized on a straight-line basis over the estimated life of the equipment. When the Company receives the musical instruments or audio equipment prior to its delivery of the product placement, a corresponding liability (deferred revenue) is recorded under the caption “Accounts Payable and Accrued Expenses.” CenterStaging received promotional instruments valued at $37,694 and $37,444 in the years ended June 30, 2006 and 2005, respectively.

M.	Website Development

Material software development costs incurred subsequent to the establishment of technological feasibility are capitalized. Technological feasibility is determined based on the completion of a working model. As of June 30, 2006 the Company has not capitalized any website development costs because such amounts are not material.

N.	Advertising Costs

The Company has minimal advertising costs, which are expensed as incurred.

O.	Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net loss in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the years ended June 30, 2006 and 2005, comprehensive loss is equivalent to the Company’s reported net loss. Accordingly, a statement of comprehensive loss is not presented.

P.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management makes estimates that affect reserves for allowance for doubtful accounts, barter transactions, deferred income tax assets, estimated useful lives of REE and property and equipment, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

Q.	Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 requires that a business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Currently, the Company operates in two segments: (i) provision of musical production services, renting of musical instruments and renting studios for rehearsals and production; and (ii) “rehearsals.com.” (See Note 8)

R.	Stock and Warrant-Based Compensation for Non-employees

The Company accounts for stock and warrants issued to non-employees for services in accordance with the provisions of the EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Under the provisions of EITF 96-18, because none of the Company’s agreements for these services have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the stock and warrants occurs upon actual vesting. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer. (See Note 4)

S.	Stock Options

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after December 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. The Company has early adopted the fair value based method of accounting prescribed in SFAS No. 123(R) for its Incentive Stock Option and Non-Qualified Stock Option plans.

In November 2005 the Company’s Board of Directors adopted, and in January 2006 the Company’s stockholders approved, the 2005 Incentive Stock Option Plan and the 2005 Non-Qualified Stock Option Plan. The Company adopted SFAS No. 123R on January 1, 2006 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to SFAS No. 123R. The modified prospective method requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which services have not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company accounts for the fair value of its grants under those plans in accordance with SFAS No. 123R. (See Note 4)

T.	Variable Interest Entities

The Company leases one of the buildings at its Burbank facility from Jan and Johnny, Inc., an entity established for the sole purpose of acquiring and leasing the building. Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN- 46R”), requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. Under FIN-46R, Jan and Johnny, Inc. is a variable interest entity and the Company is the primary beneficiary. The Company has elected to consolidate Jan and Johnny, Inc., effective July 1, 2004. The building has been recorded as an asset and the related debt has been recorded as a liability in the Company’s consolidated balance sheet. The impact on the Company’s future consolidated statement of operations will be increased depreciation and interest expense, which will be partially offset by lower rent expense. The land and building have a carrying value of $275,000 and $837,677, respectively with related mortgage debt of $3,106,795 as of June 30, 2006. (See Note 5)

U.	Basic and Diluted Net Earnings (loss) per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

V.	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board Statement issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of “so abnormal” that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The implementation of this proposed statement did not have a material effect on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29” (“SFAS No. 153”), which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its consolidated financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment”(“SAB 107”), which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS No. 123R, to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. SAB 107 will not have an impact on its consolidated financial statements, since the Company has already adopted the provisions of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on its consolidated financial position, results of operations and cash flows.

In September 2005, the EITF issued EITF 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issued” (“EITF 05-07”). EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be a material impact from the adoption of EITF 05-07 on our consolidated financial position, results of operations or cash flows.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” Companies are required to apply SFAS No. 155 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 155 will have a material effect on its audited condensed consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” Companies are required to apply SFAS No. 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its audited condensed consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation(“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its results of operations or financial position.

2.	Income Taxes

No provision for federal income taxes was recorded for fiscal years 2006 and 2005, because the Company incurred net operating losses for these periods.

	2006	2005
Income Tax Provision
Current:
Federal	$-	$-
State	-	-
	$-	$-

Deferred:
Federal	$-	$-
State	-	-
	$-	$-

	2006	2005
Effective Tax Reconciliation
Federal income tax rate	34.0%	34.0%
State and local taxes, net of federal tax benefit	5.8	5.8
Other	-	0.1
Change in valuation allowance	(39.8)	(39.9)
	0.0%	0.0%

The following table summarizes the deferred tax assets and liabilities for fiscal years 2006 and 2005:

	Year Ended June 30,
	2006		2005
	Federal	State	Federal	State
Deferred income tax assets:
Net operating loss carryforwards	$8,626,955	$1,418,298	$1,567,000	$233,000
Other	1,664,763	1,427,037	1,155,000	197,000

Total deferred tax assets	10,291,718	2,845,335	2,722,000	430,000

Deferred income tax liabilities:
Property and equipment	(83,911)	(10,544)	(85,000)	(7,000)

Net deferred tax assets before valuation allowance	10,207,807	2,834,791	2,637,000	423,000
Valuation allowance	(10,207,807)	(2,834,791)	(2,637,000)	(423,000)

Net deferred tax assets	$-	$-	$-	$-

Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has loss carryforwards of approximately $25,373,356 (federal) and $24,453,416 (state) from continuing operations, which may be used to offset future United States federal and state income taxes and which begin to expire in 2012. The valuation allowance changed by approximately $9,982,598 and $2,550,000 during fiscal years 2006 and 2005, respectively.

3.	Debt

A.	Short-Term Debt

Convertible Debenture

The Company has outstanding a convertible debenture in the principal amount of $500,000 that bears interest at the rate of 6% per annum and was due and payable June 12, 2006 (subsequently extended to December 2006). See Note 7.

Loans and Lines of Credit (Non-Related Parties)

The Company has borrowings under revolving lines of credit with three financial institutions that provide for borrowings of up to an aggregate of $280,000 outstanding at any time, bear interest at variable rates, are unsecured and do not have any material covenants. The outstanding borrowings under these revolving lines of credit totaled $278,000 as of June 30, 2006. The weighted average interest rate on these borrowings during fiscal years 2006 and 2005 was 8.5% and 7.15%, respectively.

The Company has an outstanding unsecured note in the amount of $100,000 bearing interest at the rate of 6% per annum and due and payable on demand.

Loans (Related Parties)

An employee of the Company loaned $300,000 to the Company in February 2005. This unsecured loan bears interest at a variable rate of prime plus 4% per annum (12.25% per annum at June 30, 2006) and is due on December 31, 2006. On June 30, 2006, the outstanding principal amount of this loan was $225,000.

The Company has outstanding notes to Johnny Caswell and Jan Parent, directors, executive officers and 10% stockholders of the Company in an aggregate principal amount of $50,000 as of June 30, 2006, bearing interest at a rate of 9.6% per annum and due and payable in May 2007.

The Company has outstanding notes to Johnny Caswell and Jan Parent in the aggregate principal amount of $102,000 as of June 30, 2006, bearing interest at the rate of 10.0% per annum and due and payable in May 2007.

The Company has outstanding loans from Johnny Caswell, Howard Livingston (Mr. Livingston is a director and the Chief Financial Officer), Roger Paglia (Mr. Paglia is a director and the Chief Executive Officer) and Jan Parent in the aggregate principal amount of $160,000 bearing interest at the rate of 8% per annum and due and payable on demand.

Also included in related party loans is $61,000 of reimbursements of business expenses to officers and employees.

B.	Long-term Debt

Mortgage on Building

The building leased by Jan and Johnny, Inc. to the Company is subject to mortgage that bears interest at a variable rate of prime plus 1.75% (10.0% as of June 30, 2006) payable monthly based on a 25-year amortization and due and payable in 2010. The outstanding principal amount of this mortgage at June 30, 2006 was $3,106,795.

SBA Loan

In May 2005, the Company obtained a 10-year, fully amortizing SBA-loan in the principal amount of $2,000,000 bearing interest at a variable rate of prime plus 2.75% per annum, adjusting quarterly. The loan is secured by a substantial amount of the Company’s assets and by a junior security interest in the land and building owned by Johnny and Jan, Inc. At June 30, 2006, the outstanding principal balance of the loan was $1,836,089 and the interest rate was 11.0% per annum.

Bank Loan

In November 2004, the Company obtained a loan from a commercial bank in the principal of $327,722 bearing interest at a variable rate of prime plus 1%, and fully amortizing through maturity in November 2009. The loan is secured by certain equipment. At June 30, 2006, the outstanding principal amount of the loan was $223,943 and the interest rate was 9.25% per annum.

Loan (Related Party)

The Company has an outstanding note to Jan Parent in the principal amount of $75,000 as of June 30, 2006, bearing interest at the rate of 9% per annum and due and payable in July 2010.

C.	Maturities of Notes Payable

Fiscal year ending June 30,	Amount
2007	$400,746
2008	238,671
2009	252,102
2010	294,838
2011	201,600
Thereafter	4,095,680
Total long-term debt	$5,483,637

4.	Equity Transactions

A.	Conversion of 10% Convertible Notes

On August 17, 2005 (the date of the Merger), the Company had issued and outstanding convertible notes (the “Convertible Notes”) in an aggregate principal amount of $6,719,800, including Convertible Notes in the aggregate principal amount of $1,791,000 issued from July 1, 2005 to August 17, 2005. The Convertible Notes bore interest at 10% per annum and were due and payable on December 31, 2005. The Convertible Notes were convertible, at the option of either the holder or the Company, only if the Company (i) conducted a firmly underwritten public offering registered under the Securities Act of 1933 or (ii) merged with a public company (or subsidiary of a public company) by December 31, 2005, into shares of the Company or the surviving entity at 50% of the market price of the Common Stock.

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

The Merger on August 17, 2005, was the primary triggering event that provided the Company the ability to determine the associated beneficial conversion feature of the convertible notes. Previously, the Company was not able to ascertain the value, if any, of the convertible feature due to the triggering event not occurring until August 17, 2005. The amount of $7,168,613 allocated to the beneficial conversion feature embedded in the debentures, which was amortized in full at conversion, was determined in accordance with provisions of EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments.

B.	Private Placement of Common Stock

During the year ended June 30, 2006, the Company sold 4,180,983 restricted shares of its Common Stock for $1.50 per share in a private placement for an aggregate of $6,246,476. The Company used the proceeds from these sales for general corporate purposes.

C.	Issuance of Securities to Third Parties for Services

On August 17, 2005, the Company issued an aggregate of 2,480,000 restricted shares of its Common Stock to various consultants in connection with the Merger and recognized an expense of $2,343,600 in connection with such issuance. The Company based the fair value of these shares on pricing models using prevailing financial market information with specific reference to the price per share that the holders of the Convertible Notes received upon conversion of their Notes ($0.945 per share).

In October 2005, the Company engaged MLB Advance Media, L.P. (“BAM”) to provide certain services to the Company. As part of its compensation for the services, on December 31, 2005, the Company issued to BAM warrants to purchase 800,000 shares of its Common Stock at an exercise price of $2.50 per share and expiring December 31, 2008. BAM is also entitled to two other tranches of warrants, each for the purchase of 850,000 shares. These tranches of warrants will be issued only if the consulting agreement has not been terminated and the Company achieves specified cumulative revenues ($75 million for the first tranche and $125 million for the second tranche). The exercise prices of these additional warrants will equal to the market price on the date of issuance and the warrants will expire three years from the date of issuance. Under the provisions of EITF 96-18, because none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the stock and warrants occurs upon actual vesting. The fair value of these warrants was determined using the Black-Scholes option-pricing mode. The value was derived using the following assumptions: (i) expected term 3 years; (ii) volatility 157%; (iii) risk free interest rate 4.30%; and (iv) Dividend yield 0%. The Company estimates that the services to be provided for the warrants issued in December 2005 will be provided over a one-year period. As a result, the Company has recorded $848,000 in expense for fiscal year 2006.

In December 2005, the Company issued 100,000 restricted shares of its Common Stock to a consultant for services rendered. The Company determined the fair value of these shares to be $1.50 per share for an aggregate of $150,000.

In April 2006, the Company issued warrants to purchase an aggregate of 2,000,000 shares of Common Stock to a consultant. The warrants are fully vested, expire on March 31, 2009, and are exercisable as follows: (i) 800,000 warrants for $1.00 per share; (ii) 800,000 warrants for $1.60 per share; and (iii) 400,000 warrants for $1.75 per share. The Company accounted for these warrants under EITFs 96-18 and 00-19 and SFAS No. 123R, and a fair value of $2,224,000 was determined using the Black-Scholes option-pricing model (with the same assumptions as those used for the options), which resulted in the recording of $2,224,000 in compensation expense on April 1, 2006.

In April 2006, the Company entered into an agreement to issue 20,000 restricted shares of its Common Stock at $1.80 per share, with an aggregate fair market value of $36,000, to a consultant for services to be rendered through July 31, 2006 and to be expensed over the service period.

The Company issued no securities to third parties services during the year ended June 30, 2005.

D.	Stock Option Plans

In November 2005 the Company’s Board of Directors adopted, and in January 2006 the Company’s stockholders approved, the 2005 Incentive Stock Option Plan (“2005 ISO Plan”) and the 2005 Non-Qualified Stock Option Plan (“2005 NQO Plan”)(collectively, the “Plans”). The Company adopted SFAS 123R on January 1, 2006 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company accounts for the fair value of its grants under those plans in accordance with Financial Accounting Standards Board Statement No. 123R.

The 2005 ISO Plan provides for the issuance to employees of up to 2,000,000 shares of Common Stock upon exercise of options intended to qualify as “incentive stock options” under the Internal Revenue Code. The exercise price of each option may not be less than the fair market value of the Common Stock on the date of grant and an option’s maximum term is ten years (110% of the fair market value and five-year term for incentive stock options to 10% shareholders). A summary of the status of the 2005 ISO Plan as of June 30, 2006, and changes during the year ended on that date is presented below:

2005 ISO Plan	Number Of Options	Weighted- Average Exercise Price
Outstanding at July 1, 2005	-	$-
Granted (1/26/06)	1,709,000	$1.85
Granted (6/11/06)	25,000	$1.80
Exercised	-	-
Forfeited	(25,000)	$1.80
Converted	-	-
Expired	-	$-
Cancelled	-	-
Outstanding at June 30, 2006	1,709,000	$1.85
Options exercisable at June 30, 2006	-	-
Options vested and expected to vest At June 30, 2006	1,709,000	$1.85

The 2005 NQO Plan provides for the issuance to directors, employees and consultants of up to 3,000,000 shares of Common Stock upon exercise of options. The exercise price of each option may not be less than 85% of the fair market value of the Common Stock on the date of grant and an option’s maximum term is ten years. A summary of the status of the 2005 NQO Plan as of June 30, 2006, and changes during the year ended on that date is presented below:

2005 NQO Plan	Number Of Options	Weighted- Average Exercise Price
Outstanding at July 1, 2005	-	$-
Granted (1/26/06)	2,235,000	$1.80
Exercised	-	-
Forfeited	(30,000)	$1.80
Converted	-	-
Expired	-	-
Cancelled	-	-
Outstanding at June 30, 2006	2,205,000	$1.80
Options exercisable at June 30, 2006	-	-
Options vested and expected to vest at June 30, 2006	2,205,000	$1.80

For both plans, the fair values of stock options granted during the third and fourth quarter of 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Expected life (in years)	6.5	--
Average risk-free interest rate	4.4%	--
Expected volatility	157.0%	--
Expected dividend yield	--	--

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

The weighted-average grant date estimated fair value of stock options granted during the three months ended March 31, 2006 and three months ended June 30, 2006 were $1.44 and $1.45 per share, respectively.

SFAS No. 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 0%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

The table below presents information related to stock option activity for the years ended June 30, 2006 and 2005:

Year Ended June 30,
	2006	2005
Total intrinsic value of stock options exercised	$--	$--
Cash received from stock option exercises	--	--
Gross income tax benefit from the exercise of stock options	--	--

The aggregate intrinsic value of the stock options at June 30, 2006 is zero. Accordingly, there is also no pretax intrinsic value that would have been received by the option holder. There were no options exercised for the twelve months ended June 30, 2006.

During the years ended June 30, 2006 and 2005, the Company recognized $798,000 and zero of stock-based compensation expense, respectively (which expenses were included in salaries and wages expenses). No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets.

Prior to January 1, 2006, the Company accounted for its stock options in accordance with SFAS No. 123; however, prior to January 1, 2006, the Company did not have any employee stock options outstanding. Accordingly, the Company did not recognize compensation expense in its consolidated financial statements for stock options for periods prior to January 1, 2006.

5.	Variable Interest Entities

The Company leases one of the buildings at its Burbank facility from Jan and Johnny, Inc., an entity established for the sole purpose of acquiring and leasing the building. Under FIN-46R, Jan and Johnny, Inc. is a variable interest entity and the Company is the primary beneficiary. Therefore, the Company has consolidated the lessor in its consolidated financial statements. The land and building have a carrying value of $275,000 and $837,677, respectively with related mortgage debt of $3,106,795 as of June 30, 2006.

Disclosure of Summarized Information of Assets, Liabilities, and Results of Operations of Jan and Johnny, Inc.

The Company consolidates Jan and Johnny, Inc. in accordance with FIN 46R. See Note 1.B

The unconsolidated results of operations and financial position of Jan and Johnny, Inc. for fiscal year 2006 are summarized below:

2006
Income statement information:
Related party revenue	$388,616
Expenses	248,683
Net income	$139,933

Balance sheet information:
Current assets	$34,531
Notes and receivables from CenterStaging	1,814,140
Notes and receivables from stockholders	889,320
Land and building, net	875,335
Other assets	10,165
Total assets	$3,623,491
Current liabilities	$144,000
Mortgage debt, less current portion	2,962,795
Equity	516,696
Total liabilities and equity	$3,623,491

Jan and Johnny, Inc. derives all of its rental revenue (and the majority of its interest revenue) from CenterStaging.

6.	Related Party Transactions

The following transactions occurred between the Company and certain related parties:

A.	Jan and Johnny, Inc.

Jan and Johnny, Inc. is owned by Jan Parent and Johnny Caswell, directors and executive officers of the Company who together owned 37% of the outstanding Common Stock of the Company as of June 30, 2006. The Company consolidates Jan and Johnny, Inc. in accordance with FIN 46R and accordingly all intercompany transactions have eliminated for financial reporting purposes. See Note 5.

The Company leases one of the buildings at its Burbank facility from Jan and Johnny, Inc. The lease provides for monthly payments of $33,075 in the year ending June 30, 2006 with a 5% escalation clause, and expires in 2008, and contains a renewal option for an additional five years. Rent expense related to this facility was approximately $397,000 for 2006. Effective July 1, 2004, Jan and Johnny, Inc., was consolidated with the Company pursuant to guidelines of FIN 46R.

The Company manages the building leased from Jan and Johnny, Inc. pursuant to a facilities management agreement that will terminate in 2008 concurrently with the termination of the building lease.

B.	Loans (Related Parties)

The Company has obtained loans from certain directors and executive officers of the Company. See Note 3.

The Company had a loan due from an entity that was partially owned by a shareholder of the Company, who is an officer of the Company. The loan was guaranteed by the officer. Given the nature of the loan it was classified as shareholders’ deficit. The funds advanced were used by the borrower to pay for architectural plans to construct a rehearsal facility in Las Vegas, NV. During the fourth quarter the entity was dissolved and the officer decided not to continue to guarantee the receivable. The Company decided that since it plans to construct a facility in Las Vegas at a future date, that it would take possession and utilize the plans accordingly. Due to these events, the accounting treatment of the funds advanced  switched from a receivable to a potential asset. Although management of the company does foresee building and operating a Las Vegas facility in the future, Paragraphs 4 and 5 of SFAS 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects” requires that the Company expense the cost associated with these renderings rather than present them as an asset. Thus, the Company wrote off the asset as of June 30, 2006.

7.	Commitments and Contingencies

A.	Legal Actions

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

B.	Operating Leases

The Company leases its facilities in Burbank, California and Bensalem, Pennsylvania under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2009 and provide for renewal options ranging from month-to-month to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on defined increases that are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. The leases generally require the Company to pay real estate taxes, insurance and repairs. Lease expense totaled $1,114,182 and $1,040,178 during fiscal year 2006 and 2005, respectively.

Effective April 1, 2006, the Company amended one of its leases at its Burbank facility to include approximately 7,900 additional square feet which will be used as offices and a warehouse. This addendum terminates at the same time as the original lease, which is June 30, 2008. Rent expense for this additional space over the life of the lease will be $199,722.

Certain of these operating leases for our facilities contain provisions for future rent increases, or periods in which rent payments are reduced (abated). The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent liability” which is reflected as a separate line item in the accompanying balance sheet.

The following is a schedule by year of future minimum rental payments required under these property operating lease agreements:

Fiscal year ending June 30,	Amount
2007	$1,119,775
2008	1,144,672
2009	114,825
2010	4,226
2011	--
Thereafter	--
$2,383,498

C.	Capital Leases—Future Minimum Lease Payments

The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the balance sheet as revenue-earning equipment (or property and equipment, where appropriate) was $2,307,188 at June 30, 2006. Accumulated amortization of the leased equipment at June 30, 2006, was approximately $431,791. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2006, are as follows:

Fiscal year ending June 30,	Amount
2007	$619,788
2008	588,044
2009	517,725
2010	306,004
2011	77,894
Thereafter	--
Total minimum lease payments	2,109,455

Less: Amount representing interest	(374,573)
Present value of net minimum lease payments	1,734,882
Less: Current maturities of capital lease obligations	(458,041)
Long-term capital lease obligations	$1,276,841

D.	Securities Purchase Agreement with Montage Partners III, LLC

In December 2005, the Company entered into the Securities Purchase Agreement (the “Montage Agreement”) with Montage Partners III, LLC (“Montage”). Pursuant to the Securities Purchase Agreement, on December 12, 2005, Montage purchased for $500,000 a 6% Senior Secured Convertible Debenture (the “Montage Debenture”) in the principal amount of $500,000 due June 12, 2006 together with warrants (the “Montage Warrants”) to purchase an aggregate of 380,000 shares of Common Stock for $1.60 per share. The Company used the proceeds of the financing to finance on-going operations. The Company concurrently entered into a Security Agreement dated December 12, 2005 with Montage (the “Montage Security Agreement”), pursuant to which the Montage Debenture is secured by all of the accounts receivable including the Company’s customer and client lists, and a Registration Rights Agreement (the “Montage Registration Rights Agreement”).

Total funds received of $500,000 were allocated first to the Montage Warrants, on the relative fair value method ($245,509), second to the embedded derivative related to a “put” feature, which has been determined to have zero value, third to the beneficial conversion feature of the Montage Debenture, based on the intrinsic value method ($254,491), and lastly, zero value to the Montage Debenture. The $500,000 discount, consisting of the value of the warrants and beneficial conversion feature, on the Montage Debenture is being amortized to interest expense over the term of the Montage Debenture using the effective interest method. At June 30, 2006, the unamortized discount on the Montage Debenture was zero. The following table reflects the Montage Debenture at June 30, 2006:

Montage Debenture	$500,000
Less: Current portion of debt discount	--
Value of Montage Debenture at June 30, 2006	$500,000

The following table summarizes the charges to interest, amortization and other expense, relating to the Montage Agreement for the year ended June 30, 2006:

Interest expense on debt	$16,521
Accretion of debt discount	$500,000

Montage Debenture. The Montage Debenture accrues interest at a rate of 6% per annum, with principal and interest due on June 12, 2006 (the “Maturity Date”). Pursuant to this agreement, default occurs only after written notice of such default is received by the Company from the Holder. As of September 22, 2006 the Company has not paid and no notice of default has been received by the Company. The Montage Debenture holder may convert all or any portion of the principal and accrued interest on the Montage Debenture at any time and from time to time into Common Stock of the Company at a conversion price of $1.50 per share, subject to certain adjustments as delineated below. If the aggregate principal amount and accrued interest owing under the Montage Debenture is converted, the Company will issue 343,333 shares of Common Stock.

If the Company (i) pays a dividend or makes a distribution on its Common Stock in shares of Common Stock; (ii) subdivides its outstanding shares of Common Stock into a greater number of shares; (iii) combines its outstanding shares of Common Stock into a smaller number of shares; (iv) makes a distribution on its Common Stock in shares of its capital stock other than Common Stock; or (v) issues by reclassification of its Common Stock any shares of its capital stock; then the number and kind of securities issuable upon conversion of the Montage Debenture shall be proportionately adjusted so that the Montage Debenture holder may receive upon the conversion the aggregate number and kind of shares of capital stock of the Company which it would have owned immediately following such action if the conversion had taken place immediately prior to such action. The adjustment will become effective immediately after the record date in the case of a dividend or distribution and immediately after the effective date in the case of a subdivision, combination or reclassification. These adjustments will be made successively whenever any event listed above shall occur. In the event that a registration statement covering all of the shares issuable upon conversion of the Montage Debenture has not become effective within 60 or more days prior to the Maturity Date, the Montage Debenture holder has the right to extend the Maturity Date until the earlier of 60 days following (i) the date the registration statement becomes effective or (ii) the date upon which all of the shares of Common Stock issuable upon conversion of the Debenture may be sold under Rule 144 under the Act.

Events of default under the Montage Debenture include, but are not limited to:

(a) The Company fails to issue shares of Common Stock upon conversion of the Montage Debenture in accordance with the terms of the Montage Debenture, fails to transfer or to cause its transfer agent to transfer any certificate for shares of Common Stock issued to the holder upon conversion of the Montage Debenture and when required by the Montage Debenture or the Registration Rights Agreement, and such transfer is otherwise lawful, or fails to remove any restrictive legend or to cause its transfer agent to transfer on any certificate or any shares of Common Stock issued to the holder upon conversion of the Debenture as and when required by the Montage Debenture, Montage Agreement or the Montage Registration Rights Agreement and such legend removal is otherwise lawful, and any such failure shall continue uncured for five business days following written notice from the holder; or

(b) The Company fails to perform or observe, in any material respect, any other material covenant or obligation of the Montage Debenture or the Montage Security Agreement and such failure shall continue uncured for a period of ten days after written notice from the holder of such failure; or

(c) The Company fails to perform or observe, in any material respect, any material covenant or obligation of the Company under the Montage Securities Purchase Agreement, the Montage Registration Rights Agreement or the Montage Warrants and such failure shall continue uncured for a period of ten days after written notice from the Holder of such failure; or

(d) The Company shall have its Common Stock suspended or delisted from an exchange or the OTC Bulletin Board from trading for in excess of five trading days; or

(e) The Company is in default under the terms of any other loan agreement, note or debt instrument, including, without limitation, the loan agreements (including the Note and Commercial Security Agreement) relating to that certain small business association loan with Community National Bank, dated May 2, 2005.

If the Company is in default, and unless such event of default has been cured by the Company or waived in writing by the holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the holder and in the holder’s sole discretion, the debenture holder may upon written notice to the Company cause the Montage Debenture to become immediately due and payable in cash (and not by conversion into Common Stock), without presentment, demand, protest or notice of any other kind, and the debenture holder may immediately enforce any and all of the holder’s rights and remedies provided in the Debenture, or any other rights or remedies afforded by law. Upon an event of default, the Company must pay, automatically on all installments of principal and interest which are not timely paid when due and on the then outstanding principal balance, additional interest in addition to the rate set forth hereinabove, so that interest will thereafter accrue at an aggregate rate equal to 12% per annum.

Registration Rights Agreement. The sale of the Montage Debenture and the Montage Warrants was completed through a private placement to an accredited investor and was exempt from registration under the Securities Act. Pursuant to the Montage Registration Rights Agreement, the Company agreed to file a resale registration statement covering the resale of the shares issuable upon the conversion of the Debenture and the exercise of the Warrants by January 26, 2006. The Montage Registration Rights Agreement requires the Company to pay liquidated damages of: (i) $10,000 if it does not file the registration statement by January 26, 2006, and an additional $10,000 for each month thereafter that it does not file the registration statement; and (ii) $10,000 if the registration statement is not declared effective by the earlier of April 11, 2006 or seven days after the SEC advises the Company the registration statement may be declared effective, and an additional $10,000 for each month thereafter that the registration statement is not declared effective, until such time that the shares can be registered under Rule 144. Because the Company did not file by January 26, 2006 the registration statement covering the shares underlying the Montage Debentures and Montage Warrants, as of June 30, 2006 the Company had accrued a penalty of $60,000 to Montage. The liquidated damage clause has a maximum potential of $110,000.

The Company evaluated that the maximum amount of the liquidated damages is less than the differential between registered and unregistered shares. The analysis was performed by comparing the maximum liquidated damages over the number of shares covered by the Montage Registration Rights Agreement to the estimated discount for an unregistered share. In accordance with guidance in EITF 05-4, the Company believes that the effect of the liquidated damages should be treated under the first view (View A), which states that a registration rights agreement should be treated as a combined unit together with the underlying financial instruments, warrants and debenture and evaluate each as a single instrument. The Company concluded that this view is the most appropriate for the transaction. Accordingly, the Montage Registration Rights Agreement was individually combined with each of the financial instruments (the Montage Warrants and the Montage Debenture) and they were considered a combined instrument. The Company assessed the delivery of unregistered shares, plus the liquidated damages clause to be an economical alternative to the issuance of registered shares. Therefore, the financial instruments were determined not to be derivative instruments given their association with the Montage Registration Rights Agreement and will be accounted for as equity instead of liabilities.

Montage Warrants. The Montage Warrants are exercisable into 380,000 shares of Common Stock at an exercise price of $1.60 per share, and expire December 12, 2009. The Company would receive proceeds of approximately $608,000 if all of the Montage Warrants were exercised. The Montage Warrants contain provisions to adjust the exercise price and number of shares that may acquired upon exercise in the event that the Company shall at any time (a) pay a dividend in Common Stock or securities convertible into Common Stock; (b) subdivide or split its outstanding Common Stock; or (c) combine its outstanding Common Stock into a smaller number of shares; then the number of shares to be issued immediately after the occurrence of any such event shall be adjusted so that the warrant holder thereafter may receive the number of shares of Common Stock it would have owned immediately following such action if it had exercised the Montage Warrants immediately prior to such action and the exercise price shall be adjusted to reflect such proportionate increases or decreases in the number of shares. Given that the Montage Warrants were not deemed a derivative as defined above, they were assigned a relative fair value of $245,509 estimated using the Black-Scholes valuation model, and were recorded as a credit to “Additional-Paid-in-Capital” in the Company’s Balance Sheet. The following assumptions were used to determine the fair value of the Montage Warrants using the Black-Scholes valuation model: a term of four years, risk-free rate of 4.30%, volatility of 157.31%, and dividend yield of zero. The Black-Scholes model resulted in a fair value of $1.63 per Montage Warrant.

Embedded Derivatives. The Company has evaluated the terms of the Montage Debenture in accordance with EITF 05-02 and determined the Montage Debenture is a “non-conventional convertible debt instrument” because it is not settlable in either all cash or all common stock. Below is the analysis of the embedded derivative.

The Montage Debenture contains a forced conversion feature that occurs, if (i) at any time after the date of the Montage Debenture the average of the “closing prices” during any consecutive five trading days (the “Pricing Period”) exceeds 200% of $1.50 (as such conversion price may subsequently be adjusted pursuant to the Montage Debenture)(i.e. 200% of $1.50 is $3.00), and (ii) the Company has not forced a conversion within the prior five trading days, then the Company may, within one trading day after the Pricing Period, deliver a notice (by both facsimile and email) to the holder (a “Forced Conversion Notice”) to cause the holder to immediately convert up to $50,000 (a “Forced Conversion”), provided that in no event will the Forced Conversion amount exceed the average daily dollar trading volume of the Common Stock during the Pricing Period. Notwithstanding the foregoing, the Company may deliver a Forced Conversion Notice only if, at the time of such delivery, there is an effective registration statement under the Securities Act pursuant to which the holder is entitled to use the prospectus contained therein to resell the Common Stock that the holder acquires as a result of the Forced Conversion. The Company is required to deliver the shares of Common Stock into which the Montage Debenture was converted on a Forced Conversion within three business days after the date of the Forced Conversion Notice and the Company is subject to the same late delivery penalties and remedies under the Montage Debenture and the Montage Agreement that the Company is subject to for late delivery of Common Stock upon conversion by the holder. In the event the registration statement becomes ineffective within ten business days after the Forced Conversion, the holder has the right, by providing written notice to the Company within 15 business days after the Forced Conversion, to sell any shares of Common Stock not sold by the holder that was the subject of the Forced Conversion to the Company for $2.00 per share. The closing for such repurchase by the Company shall occur within ten days after such notice is delivered by the holder to the Company. Management has evaluated the provision for the Forced Conversion and determined that the likelihood of a forced conversion is deemed to be very remote due to: (i) it is not probable that the registration will take place in the time frame required, and therefore the Company could not force the conversion; and (ii) even if the registration does occur, the Company is registering over 11 million shares and it is not readily determinable what the market value will be, including whether or not a $180 million market cap floor would be sustainable. Accordingly, the Company has assigned zero value to this forced conversion feature.

Embedded Beneficial Conversion Feature. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature in the Montage Debenture, which is required to be treated as an additional discount to the Montage Debenture. The value of the beneficial conversion feature was limited to the intrinsic value of the Montage Debenture, accordingly $254,491, and will be amortized to interest, using the effective interest method, over the life of the Montage Debenture.

8.	Segments: Musical Production Services and Rentals of Musical Instruments and Rehearsal Studio Space, and “rehearsals.com” Operations

The Company manages its operations through two business segments: (i) provision of musical production services, renting of musical instruments and renting studios for rehearsals and production, and (ii) “rehearsals.com” operations. Through June 30, 2006, the Company has derived all of its revenues from production and support services and the rental of musical instruments and rehearsal studio space. In 2004, the Company formed a digital media division, which we call “rehearsals.com,” to produce and distribute original high definition audio/video content of musicians and recording artists at our studios as they rehearse, give clinics and record. The Company’s plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on its rehearsals.com website, which was launched in March 2006.

Administrative functions such as finance, treasury and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. During fiscal years 2006 and 2005, there were no transactions between the two segments. The operating costs of each segment are captured discretely within each segment. The Company’s property and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

Summary financial information for the two reportable segments is as follows:

	June 30, 2006	June 30, 2005
Musical Production Services and Rental Operations:
Net sales	$5,705,241	$4,807,813
Operating loss	9,162,051	508,958
Identifiable assets	3,867,931	2,821,519
Accounts receivable, net	703,760	472,739
Property and Equipment, net	1,429,444	1,553,104
REE, net	246,007	567,378

Rehearsals.com Operations:
Net sales	--	--
Operating loss	7,268,590	5,277,069
Identifiable assets	3,519,559	4,473,856
Accounts receivable, net	--	--
Property and equipment, net	898,309	1,138,207
REE, net	3,694,446	3,265,981

	June 30, 2006	June 30, 2005
Consolidated Operations:
Net sales	$5,705,241	$4,807,813
Operating loss	16,430,641	5,786,027
Identifiable assets	7,387,490	7,295,375
Accounts receivable, net	703,760	472,739
Property and equipment, net	2,327,753	2,691,311
REE, net	3,940,453	3,833,359

9.	Subsequent Events

A.	Revolving Lines of Credit with Directors

As of July 1, 2006, the Company entered into separate Revolving Line of Credit Agreements with each Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent. Under the terms of these agreements, each of these individuals may, in his sole and absolute discretion, advance funds to the Company on a revolving basis to meet our short-term working capital needs as the Company may request from time to time. The total principal amount of all advances outstanding at any time under each agreement may not exceed $250,000 for an aggregate of $1,000,000. Each advance bears interest at a fixed rate equal to the prime rate in effect at the time of the advance and will be due and payable on demand. A total of $455,000 principal amount of advances are outstanding under these agreements.

B.	Loans

Since June 30, 2006, the Company has obtained the following loans: (i) a loan in the amount of $50,000 bearing interest at the rate of 9% per annum due and payable on December 31, 2006; (ii) a loan in the amount of $250,000 bearing interest at the rate of 18% per annum due and payable October 17, 2006; (iii) loans in the aggregate net amount of $215,000 bearing interest at the rate of 10% per annum and due and payable December 31, 2006; and (iv) a loan in the amount $660,000 (of which $92,000 was retained by the lender as an interest reserve) bearing interest at the greater of 14% per annum or prime plus 5.75% due and payable on September 1, 2007 and secured by a junior security interest in the Company’s equipment, which loan was guaranteed by Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston.

C.	Hiring of Executive Officer

In July 2006 Paul Schmidman became the Chief Operating Officer of the Company. In September 2006 the Company entered into an employment agreement with Mr. Schmidman that provides: (i) for a base salary at the annualized rate of $300,000 per year through June 30, 2007, which will increase by not less than 10% each year; (ii) for a $25,000 signing bonus on October 1, 2006; and (iii) that Mr. Schmidman will be eligible for a performance bonus of up to 60% of base salary each year. The Company may terminate Mr. Schmidman’s employment at any time with or without cause. If the Company terminates Mr. Schmidman’s employment without cause, Mr. Schmidman will be entitled to receive salary, bonus and other benefits until the earlier to occur of his death or three years from the date of termination of employment. If there is a change of control of the Company and Mr. Schmidman does not elect to continue his employment, he will be entitled to a lump sum payment equal to: (a) the greater of (i) his annual base salary at the rate in effect as of the date of change of control; or (ii) the amount of salary and minimum annual bonuses that he would have received from the date of the change of control to June 30, 2009; plus (b) three times his prior year’s bonus (assuming maximum bonus if termination is in the first year of employment). He will also receive the health and insurance benefits that were available to him under the Employment Agreement until one year following the change of control or June 30, 2009, whichever is later. Unless terminated sooner, Mr. Schmidman’s employment will terminate on June 30, 2009.

D.	Sale of Common Stock

During the period from July 1, 2006 to September 15, 2006, the Company sold 729,920 restricted shares of its Common Stock for $901,000 to various accredited investors. The proceeds will be used for general corporate purposes.

E.	Capital Lease Obligations

Subsequent to June 30, 2006, the Company entered into leases for certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases will be included in the balance sheets as fixed assets and the amortization of these assets will be included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments are as follows:

Year Ending June 30,	Amount
2007	$33,658
2008	37,741
2009	37,741
2010	37,741
2011	37,741
Thereafter	4,082
Total minimum lease payments	$188,704

Item 8 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A — Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in its Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As required by Exchange Act Rule 13a-15(b) and as of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B — Other Information

On September 25, 2006, Johnny Caswell and Jan Parent extended the due date of the following notes payable by us to them until May 31, 2007: (i) notes in the aggregate principal amount of $102,000 outstanding as of June 30, 2006 bearing interest at the rate of 10.0% per annum; and (ii) a note in the principal amount of $50,000 bearing interest at the rate of 9.6% per annum.

PART III

Item 9 — Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information under the captions “Election of Directors - Information About the Nominees, and - Board Committees and “Other Information - Executive Officers, -  Section 16(a) Beneficial Ownership Reporting Compliance  and - Code of Ethics” in our definitive proxy statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

Item 10 — Executive Compensation

The information under the captions, “Other Information - Compensation of Executive Officers, - Employment Agreements and - Stock Option Plans” and “Election of Directors - Compensation of Directors” in the Proxy Statement are incorporated herein by reference.

Item 11 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions, “Other Information - Security Ownership of Principal Shareholders, Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference.

Item 12 — Certain Relationships and Related Transactions

The information under the caption “Other Information - Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 13 — Exhibits

See attached Exhibit List.

Item 14 — Principal Accounting Fees and Services

The information under the caption “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERSTAGING CORP.

By:	/s/ Roger Paglia
Roger Paglia Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Paglia	Director and Chief Executive Officer	September 28, 2006
Roger Paglia	(Principal Executive Officer)

/s/ Johnny Caswell	Director	September 28, 2006
Johnny Caswell

/s/ Jan Parent	Director	September 28, 2006
Jan Parent

/s/ Howard Livingston	Director and Chief Financial Officer	September 28, 2006
Howard Livingston	(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of August 17, 2005, among Knight Fuller, Inc., CenterStaging Musical Productions, Inc., Knight Fuller Merger Sub, Inc., and the other parties identified therein, and Agreement of Merger dated as of August 17, 2005.(1)

3.1
Certificate of Incorporation of Knight Fuller, Inc. dated as of May 8, 2002; Certificate of Correction to Certificate of Incorporation of Knight Fuller, Inc. dated as of February 24, 2004; Certificate of Amendment to Certificate of Incorporation of Knight Fuller, Inc. dated as of August 27, 2004; Certificate of Amendment of Certificate of Incorporation of Knight Fuller, Inc. dated as of January 20, 2006.(2) Certificate of Elimination filed August 16, 2005.

3.2	Bylaws. Incorporated by reference to Registration Statement on Form S-4 of Knight Fuller, Inc. filed May 9, 2002 (SEC File No. 333-87968), as amended.

4.1	Form of common stock certificate.(3)

10.1	Unsecured Promissory Note dated as of September 22, 1997 in the original principal amount of $670,500 made by CenterStaging Musical Productions, Inc. in favor of Jan & Johnny Inc.(4)

10.2	Facility Management Agreement dated as of February 1, 1998 between Jan & Johnny Inc. and CenterStaging Musical Productions, Inc.(4)

10.3	Lease dated as of May 9, 2000 between CenterStaging Musical Productions, Inc. and Two Bills, LLC, with addenda.(4)

10.4
Promissory Note dated as of August 31, 2000 in the original principal amount of $75,000 made by CenterStaging Musical Productions, Inc. in favor of Paul Router, Trustee under the Premier Career Management Corporation Deferred Compensation Plan for the Interests of John Guthrie Caswell.(4) Promissory Note Amendment dated as of June 30, 2006.

10.5
Promissory Note dated as of August 31, 2000 in the original principal amount of $75,000 made by CenterStaging Musical Productions, Inc. in favor of Paul Router, Trustee under the Premier Career Management Corporation Deferred Compensation Plan for the Interests of Jan Paul Parent.(4) Promissory Note Amendment dated as of June 30, 2006.

10.6	Lease Agreement dated as of December 1, 2000 between Fred J. Levinson and CenterStaging Musical Productions, Inc., with addenda.(4)

10.7	Commercial Lease dated as of July 1, 2003 between CenterStaging Musical Productions, Inc. and Jan & Johnny Inc.(4)

10.8	Lease dated as of December 1, 2003 between CenterStaging Musical Productions, Inc. and The Macpherson Helsabeck Revocable Trust dated as of September 29, 1992, with addenda.(4)

10.9	Amended and Restated Letter Agreement, between Roger Paglia and CenterStaging Musical Productions, Inc., a California corporation, dated as of April 1, 2004.(1)

10.10	Amended and Restated Letter Agreement, between Howard Livingston and CenterStaging Musical Productions, Inc., a California corporation, dated as of April 1, 2004.(1)

10.11	Amended and Restated Letter Agreement, between Jan Parent and CenterStaging Musical Productions, Inc., a California corporation, dated as of November 8, 2004.(1)

10.12	Amended and Restated Letter Agreement, between Johnny Caswell and CenterStaging Musical Productions, Inc., a California corporation, dated as of November 8, 2004.(1)

10.13
Promissory Note dated as of November 11, 2004 in the original amount of $50,000 made by CenterStaging Musical Productions, Inc. in favor of Jan Parent and John Caswell.(4) Promissory Note Amendment dated of June 30, 2006.

10.14
Business Loan Agreement dated as of November 18, 2004 in the original principal amount of $327,722 between John G. Caswell, Jan Paul Parent and Community Bank, with Promissory Notes made by John G. Caswell and Jan Paul Parent in favor of Community Bank, and including security agreement.(4)

10.15
Promissory Note dated as of January 28, 2005 made by CenterStaging Musical Productions, Inc. in favor of Charles Lico;(4) First Amendment to Promissory Note dated as of January 18, 2006;(2) Second Amendment dated as of March 6, 2006 to Promissory Note dated as of January 28, 2005 made by CenterStaging Musical Productions, Inc. in favor of Charles Lico; Third Amendment dated as of April 28, 2006 to Promissory Note dated as of January 28, 2005 made by CenterStaging Musical Productions, Inc. in favor of Charles Lico;(5) Fourth Amendment dated as of September 21, 2006 to Promissory Note dated as of January 28, 2005 made by CenterStaging Musical Productions, Inc. in favor of Charles Lico.

10.16
Loan Agreement dated as of February 16, 2005 between Jan & Johnny Inc. and Grand Pacific Financing Corporation, with Promissory Note made by Jan & Johnny Inc. in favor of Grand Pacific Financing Corporation, and ancillary documents.(4)

10.17	Unsecured Promissory Note dated as of February 25, 2005 in the original principal amount of $700,000 made by CenterStaging Musical Productions, Inc. in favor of Jan & Johnny Inc.(4)

10.18
U.S. Small Business Administration Loan Agreement dated as of May 2, 2005 in the original principal amount of $2,000,000 between Community National Bank, a national banking association, John G. Caswell, Jan Paul Parent, Jan & Johnny Inc., and CenterStaging Musical Productions, Inc. (4)

10.19	Commercial Lease dated as of June 1, 2005 between Madhatter Realty, Inc. and CenterStaging Musical Productions, Inc.(4)

10.20	Promissory Note dated as of July 7, 2005 in the original principal amount of $75,000 made by CenterStaging Musical Productions, Inc. in favor of Jan Paul Parent.(4)

10.21	Put and Sale Agreement, dated as of August 17, 2005, between Knight Fuller, Inc. and Opus International, LLC.(1)

10.22	Assumption Agreement, dated as of August 17, 2005, by Knight Fuller, Inc. with respect to the Convertible Promissory Notes of CenterStaging Musical Productions, Inc.(1)

10.23
Letter of Intent dated as of October 7, 2005 between CenterStaging Corp. and MLB Advance Media, L.P. Portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.(2)

10.24	Employment Agreement dated as of December 5, 2005 between CenterStaging Musical Productions, Inc and Tommy Nast.(5)

10.25
Securities Purchase Agreement dated as of December 12, 2005, between Knight Fuller, Inc. and Montage Partners III, LLC; Security Agreement dated as of December 12, 2005 between Knight Fuller, Inc. and Montage Partners III, LLC; Warrants dated as of December 12, 2005, issued by Knight Fuller, Inc. to Montage Partners III, LLC, to purchase 380,000 shares of common stock; Registration Rights Agreement dated as of December 12, 2005 between Knight Fuller, Inc. and Montage Partners III, LLC.(6)

10.26	2005 Incentive Stock Option Plan;(2) Form of Stock Option Certificate and Agreement (Incentive Stock Option) under the 2005 Incentive Stock Option Plan.(5)

10.27	2005 Non-Qualified Stock Option Plan;(2) Form of Stock Option Certificate and Agreement (Non-Qualified Option) under the 2005 Non-Qualified Stock Option Plan.(5)

10.28
Warrant Certificate dated as of April 1, 2006, in favor of Trilogy Capital Partners, Inc. evidencing 800,000 Warrants exercisable for $1.00 per share; Warrant Certificate dated as of April 1, 2006, in favor of Trilogy Capital Partners, Inc. evidencing 800,000 Warrants exercisable for $1.60 per share; Warrant Certificate dated as of April 1, 2006, in favor of Trilogy Capital Partners, Inc. evidencing 400,000 Warrants exercisable for $1.75 per share.(5)

10.29	Promissory Notes in favor of Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent issued in May and June 2006 in the aggregate amount of $160,000

10.30
Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Johnny Caswell, Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Howard Livingston, Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Roger Paglia, Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Jan Parent.(7)

10.31	Employment Agreement dated as of May 1, 2006 between CenterStaging Musical Productions, Inc. and Michael R. Sandoval.(5)

10.32	Employment Agreement dated as of September 1, 2006 between CenterStaging Corp. and Paul Schmidman. Incorporated by reference to Form 8-K dated as of September 7, 2006.

10.33
Promissory Note in the original principal amount of $659,673 by and between CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Security Agreement by and between CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Johnny Caswell, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Howard Livingston, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Roger Paglia, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Jan Paul Parent, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006.(8)

21.1	Subsidiaries of CenterStaging Corp.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

____________________
(1)	Incorporated by reference to Form 8-K filed August 19, 2005.
(2)	Incorporated by reference to Form 10-QSB filed February 16, 2006.
(3)	Incorporated by reference to Form 8-A12g filed September 24, 2004.
(4)	Incorporated by reference to Form 10-QSB filed November 22, 2005.
(5)	Incorporated by reference to Form 10-QSB filed May 15, 2006.
(6)	Incorporated by reference to Form 8-K filed December 16, 2005.
(7)	Incorporated by reference to Form 8-K filed July 18, 2006.
(8)	Incorporated by reference to Form 8-K filed September 12, 2006.