Form 10KSB/A
period 2006-06-30
CenterStaging Corp.
filed 2006-10-27
CIK 1172939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________.

Commission File Number: 333-87968

CENTERSTAGING CORP.
(Exact name of Registrant as Specified in its Charter)

DELAWARE	45-0476087
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3407 WINONA AVENUE BURBANK, CALIFORNIA 91504
(Address of Principal Executive Offices, including ZIP Code)

(818) 559-4333 Registrant’s Telephone Number, Including Area Code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which Registered
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.0001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Registrant’s revenues for the fiscal year 2006 were $5.7 million

On October 16, 2006, the Registrant had 60,878,961 outstanding shares of Common Stock, $.0001 par value. The aggregate market value of the 23,878,961 shares of Common Stock held by non-affiliates of the Registrant as of October 16, 2006 was approximately $46.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART III

Item 9—Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

The following information is provided regarding the directors of Centerstaging Corp., also referred to as “we,” “us,” “our,” and “our company.

Name	Age as of 10/15/06	Year First Elected or Appointed Director	Principal Occupation

Roger Paglia	54	2005	Chief Executive Officer of CenterStaging Corp.

Johnny Caswell	65	2005	President of CenterStaging Corp.

Jan Parent	50	2005	Senior Executive Vice President of CenterStaging Corp.

Howard Livingston	47	2005	Chief Financial Officer of CenterStaging Corp.

Roger Paglia joined our subsidiary, CenterStaging Musical Productions, Inc. (“CMPI”) in April 2004 as its Vice President. He was appointed as Chief Executive Officer of CMPI in March 2005. He was appointed as a director and our Chief Executive Officer and Secretary in August 2005, in connection with our merger with CMPI. From April 2000 until February 2003, Mr. Paglia was the Chairman of the Board of Directors and the President of Media and Entertainment, Inc., a Los Angeles-based company engaged in the development and marketing of a compression algorithm for digital data delivery, which he founded in April 2000. Mr. Paglia has over 25 years of experience as an entertainment industry executive, working in both the music and motion picture industries. As a music publisher and record producer, Mr. Paglia served as president of international music publishing companies and directed the record production activities at a major entertainment company. He also founded PEC Worldwide Services, which specialized in motion picture film distribution, music distribution, post-production services and fulfillment services. PEC’s clientele included all of the Walt Disney Companies (i.e., Touchstone Pictures, Hollywood Pictures, Buena Vista Worldwide, Hollywood Records, Buena Vista Music Publishing), Aaron Spelling Productions, Sony/Tristar/Columbia Pictures, Lorimar, ABC and NBC.

Johnny Caswell co-founded CMPI in January 1980 and served as a director and Vice President until March 2005, when he was appointed as its President. He was appointed as a director and President of CenterStaging Corp. in September 2005, following our merger with CMPI.

Jan Parent co-founded CMPI, and served as a director and as its President until March 2005, when he was appointed as its Senior Executive Vice President. He was appointed as a director and a Senior Executive Vice President of CenterStaging in September 2005, following our merger with CMPI.

Howard Livingston joined CMPI in November 2004 as its Chief Financial Officer. He served as a consultant to CMPI from April 2004 to November 2004. He was appointed as a director and the Chief Financial Officer of CenterStaging in September 2005, following our merger with CMPI. From December 1984 until prior to joining CenterStaging, Mr. Livingston was a senior financial executive for Warner Bros. He played an important role in a wide variety of strategic and operating initiatives and various strategic joint ventures and corporation transactions. He was a key member of the executive committee that was responsible for the roll-out of the DVD format and the “Direct to Retail” distribution initiatives. Mr. Livingston is a Certified Public Accountant.

Executive Officers

The following table sets forth certain information regarding our executive officers of our company and of our wholly-owned subsidiary, CenterStaging Musical Productions Inc., also referred to as “CMPI” (other than Messrs. Paglia, Caswell, Parent and Livingston, whose information is set forth under “Directors”)

Name	Age as of 10/15/06	Position

Paul Schmidman	51	Executive Vice President and Chief Operating Officer

Tommy Nast	51	Executive Vice President - Business Development of CMPI

Michael Sandoval	53	Executive Vice President - Administration and Music Publishing of CMPI

Paul Schmidman became our Executive Vice President and Chief Operating Officer in July 2006. Mr. Schmidman has over 25 years of experience working in senior management and senior executive positions in the media and entertainment industries. Prior to joining us, Mr. Schmidman was a Senior Vice President for AOL LLC from 2003 to 2006, where his responsibilities included the development and execution of short- and long-term strategies for AOL in the entertainment industry, including business acquisitions and joint ventures. From 1999 to 2003, he was President and Chief Executive Officer of XTIVIA (formerly Xceed), which was engaged in e-commerce, online design and consultancy focused on lifestyle and entertainment.

Michael Sandoval became Executive Vice President - Administration and Music Publishing of CMPI in May 2006. Mr. Sandoval has been employed by CMPI since October 2005, and consulted with CMPI for several months prior to that. For more than the five years prior to joining CMPI, he was an independent music consultant working with various organizations including the Conductor Agency (January 2005-June 2005), Index Company and its subsidiary Mobliss Inc. (2004-2005), Strategic Integration (2003-2004) and Edel America (2001-2003).

Tommy Nast joined CenterStaging in February 2006 as CMPI's Executive Vice President, Business Development. Mr. Nast served as Executive Vice President of Business Development for AEG Live between February 2003 and December 2005. Before joining AEG Live, Mr. Nast worked for over twenty years for the Network Magazine Group.

There are no family relationships among any of our directors or officers.

Audit Committee

We do not have any Board committees, including any audit committee, nominating committee or compensation committee. This is because we have only four directors, each of whom is an executive officer, and thus we have no independent directors. Accordingly, our board of directors as a whole performs all of the functions that would be delegated to an audit committee, compensation committee and nominating committee.

The Board of Directors has determined that Howard Livingston qualifies as an “audit committee financial expert” as that term is defined in Regulation S-B of the Securities and Exchange Commission. It should be noted that Mr. Livingston is our Chief Financial Officer and he is not an independent director.

Code of Ethics

We do not have a code of ethics that applies to our directors, officers and employees. We anticipate that our Board of Directors will adopt a code of ethics during the second quarter of our next fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and 10% shareholders to file reports with the Securities and Exchange Commission on changes in their beneficial ownership of Common Stock and to provide us with copies of the reports. The Corporation believes that all of these persons filed all required reports on a timely basis in fiscal year 2006 except that Messrs. Caswell, Livingston, Paglia and Parent were not timely in filing a Form 4 reporting grants on January 26, 2006 of options to purchase 300,000 shares of Common Stock under our stock option plans.

Item 10—Executive Compensation

Executive Compensation Table. The following table shows certain information regarding compensation paid during the last three years to the Chief Executive Officer and each person who was an executive officer at the end of fiscal year 2006 whose salary and bonus exceeded $100,000 during fiscal year 2006 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year Ended June 30,	Salary	Bonus(1)	Other(2)	Securities Underlying Options (#)	All Other Compensation(3)
Roger Paglia(4)	2006	$330,000	$82,500	—	300,000	$1,317
Chief Executive Officer	2005	$306,346	$82,500	—	—	—
	2004	$65,769	$112,000	$95,900(5)	—	—

Johnny Caswell(6)	2006	$467,500	$116,875	—	300,000	$14,957
President	2005	$392,669	$166,875	—	—	—
	2004	$305,693	-0-	—	—	—

Jan Parent(7)	2006	$467,500	$116,875	—	300,000	$22,915
Senior Executive Vice President	2005	$392,669	$166,875	—	—	—
	2004	$305,693	-0-	—	—	—

Howard Livingston(8)	2006	$330,000	$82,500	—	300,000	$3,146
Chief Financial Officer	2005	$314,565	$182,500	—	—	—
	2004	—	$62,000	$95,900(5)	—

Tommy Nast(9)	2006	$120,193	$25,000	—	200,000	—
Executive Vice President-Business Development, CMPI

(1) Of the total bonuses shown, the following amounts have been paid by us as of September 28, 2006: Mr. Paglia - $26,360; Mr. Caswell - $25,368; Mr. Parent - $25,368; Mr. Livingston - $50,000; and Mr. Nast - $25,000. We intend to pay the balance of these bonuses, without interest, in one or more installments as our finances permit.

(2) Unless shown, the amount of other annual compensation for each named executive officer was less than the lesser of $50,000 or 10% of the total of annual salary and bonus for such executive officer.

(3) Reflects life insurance premiums.

(4) Mr. Paglia joined CMPI in April 2004 as its Vice President, and was appointed as Chief Executive Officer in March 2005.

(5) The amount shown represents the fair value of shares of Common Stock of CMPI sold and issued to Messrs. Paglia and Livingston in April 2004 in connection with their joining CMPI (in Mr. Livingston’s case, joining as a consultant), less the $100 sales price paid by them.

(6) Mr. Caswell has served as President of CMPI since March 2005.

(7) Mr. Parent served as President of CMPI until March 2005.

(8) Mr. Livingston became Chief Financial Officer of CMPI in November 2004.

(9) Mr. Nast joined CMPI in February 2006.

Option Grants During Fiscal 2006. The following table presents the number of stock options granted to the Named Executive Officers during the year ended June 30, 2006.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted (#)(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)(2)	Market Price on Date of Grant ($/Sh) (2)	Expiration Date
Roger Paglia	180,000 120,000	7.6%	$1.80 $1.98	$4.00	1/25/16 1/25/11
Johnny Caswell	180,000 120,000	7.6%	$1.80 $1.98	$4.00	1/25/16 1/25/11
Jan Parent	180,000 120,000	7.6%	$1.80 $1.98	$4.00	1/25/16 1/25/11
Howard Livingston	180,000 120,000	7.6%	$1.80 $1.98	$4.00	1/25/16 1/25/11
Tommy Nast	200,000	5.0%	$1.80	$4.00	1/25/16

(1) These options vest in three equal annual installments on January 25 of each of 2007, 2008 and 2009.

(2) In connection with the grant of these options on January 26, 2006, the Board of Directors determined that the exercise price was not less than the fair market value of the Common Stock on the date of grant. In making this determination, the Board of Directors determined that the market price of the Common Stock on that date did not reflect the fair market value of the Common Stock because of extremely limited and volatile trading, and instead considered such factors as the Company’s stockholders’ deficit, operating losses, prospective earning power, dividend-paying capacity, the economic outlook in the Corporation’s industry and its position in the industry.

Stock Options Held at Fiscal Year End. The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of Common Stock underlying stock options held at June 30, 2006 and the value of options held at fiscal year end based upon the last reported sales price of the Common Stock on the over-the-counter electronic trading system on June 30, 2006 ($2.15 per share). No Named Executive Officer exercised any stock options during fiscal 2006.

AGGREGATED FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexecuted Options at June 30, 2006		Value of Unexercised in-the-Money Options at June 30, 2006
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Roger Paglia	—	300,000	—	$83,400
Johnny Caswell	—	300,000	—	$83,400
Jan Parent	—	300,000	—	$83,400
Howard Livingston	—	300,000	—	$83,400
Tommy Nast	—	200,000	—	$70,000

Employment Agreements

Messrs. Caswell, Livingston, Paglia and Parent. Each of Messrs. Caswell, Livingston, Paglia and Parent is employed by us pursuant to an employment agreement that presently expires on June 30, 2010, unless extended. In this regard, the term of each employment agreement will be extended by one year on each anniversary of the agreement unless either party otherwise notifies the other. Under the agreements, the executive officers are entitled to the following:

•
An annual base salary of $467,500 for each of Messrs. Caswell and Parent and $330,000 for each of Messrs. Paglia and Livingston in fiscal 2006, to be increased annually each fiscal, as determined by our board of directors, but never by less than 10% a year;

•	An annual bonus of not less than 25% of base salary;

•	Medical, dental and vision insurance, reimbursement of personal legal and accounting services up to $5,000 per year, club membership fees and dues, and term life insurance;

•
Retirement benefits payable to the executive for the duration of his life, if he retires after the later to occur of age 55 or June 30, 2009, of: (i) a monthly payment of 1/24th of the executive officer’s highest year’s annual salary and bonus during his employment, which payment may be deferred for up to one year if our weighted average available cash for a month is less than $10,000,000; and (ii) continuation of medical, dental, vision, term life and other insurance benefits;

•
If the executive’s employment terminates at the end of the specified term, the executive is not entitled to any severance, but if the executive is 55 or older, the executive will be entitled to receive the retirement benefits described above;

•
If the executive’s employment terminates by reason of disability, the executive is entitled to continuation of salary, bonus and benefits until the earlier of the end of the specified term or executive’s death, reduced by any disability payments received under disability insurance maintained by us;

•
If the executive’s employment is terminated by executive other than for good reason or by us for cause, executive shall not be entitled to any severance benefits (although if executive terminates after June 30, 2009, such termination will be treated as retirement for purposes of retirement benefits);

•
If the executive’s relationship with us is terminated by us without “cause,” or executive’s relationship with us is terminated by executive for “good reason,” executive shall be entitled to receive until the earlier to end of the specified term or executive’s death, continuation of salary, bonus and benefits, and shall be entitled to the retirement benefits specified above, commencing at the later of the end of the specified term or the date executive becomes 55; and

•
If executive’s employment terminates as a result of a “change of control,” executive shall be entitled to (i) a lump sum payment equal to the salary and minimum bonus that would have been payable through the end of the specified term; (ii) a continuation of medical, dental, vision, disability and life insurance benefits; and (iii) commencing on the later to occur of the executive’s reaching the age of 55 or the end of the specified term, retirement benefits described above.

Paul Schmidman. Mr. Schmidman has an Employment Agreement that provides that he will receive a base salary at the annualized rate of $300,000 per year through June 30, 2007, which will increase by not less than 10% each year. The Employment Agreement provides that Mr. Schmidman will receive a $25,000 signing bonus on October 1, 2006 and will be eligible for a performance bonus of up to 60% of base salary each year. We may terminate Mr. Schmidman’s employment at any time with or without cause. If the we terminate Mr. Schmidman’s employment without cause, Mr. Schmidman will be entitled to receive salary, bonus and other benefits until the earlier to occur of his death or three years from the date of termination of employment. If there is a change of control and Mr. Schmidman does not elect to continue his employment, he will be entitled to a lump sum payment equal to: (a) the greater of (i) his annual base salary at the rate in effect as of the date of change of control; or (ii) the amount of salary and minimum annual bonuses that he would have received from the date of the change of control to June 30, 2009; plus (b) three times his prior year’s bonus (assuming maximum bonus if termination is in the first year of employment). He will also receive the health and insurance benefits that were available to him under the Employment Agreement until one year following the change of control or June 30, 2009, whichever is later. Unless terminated sooner, Mr. Schmidman’s employment will terminate on June 30, 2009.

Tommy Nast. Mr. Nast has an Employment Agreement that provides that he will receive a base salary of $250,000 through December 31, 2006, and the base salary will increase by not less than 10% for each subsequent year of employment. Additionally, Mr. Nast is entitled to an annual bonus of at least $50,000. We may terminate Mr. Nast’s employment at any time with or without cause. If Mr. Nast's employment is terminated by us without cause, he will be entitled to receive salary, bonus and other benefits until the earlier to occur of: (a) his death, and (b) the later of one year from the date of termination of employment or December 31, 2008. If the there is a change of control and Mr. Nast does not elect to continue his employment, he will be entitled to a lump sum payment equal to the greater of (a) his base salary at the rate in effect as of the date of change of control plus $50,000; and (b) the amount of salary and minimum annual bonuses that he would have received from the date of the change of control to December 31, 2008. He will also receive the health and insurance benefits that were available to him under his employment agreement until one year following the change of control or December 31, 2008, whichever is later.

Mike Sandoval. Mr. Sandoval has an Employment Agreement that provides that he will receive a base salary commencing at $150,000 per year through June 30, 2007, and increasing by not less than 10% for each subsequent year of employment. We may terminate Mr. Sandoval’s employment at any time with or without cause. If Mr. Sandoval’s employment is terminated by us without cause, he will be entitled to receive salary, bonus and other benefits until the earlier to occur of: (a) his death, or (b) the later of one year from the date of termination of employment or December 31, 2008. If there is a change of control of CenterStaging Corp. and Mr. Sandoval does not elect to continue his employment, he will be entitled to a lump sum payment equal to the greater of (a) his base salary at the rate in effect as of the date of change of control; or (b) the amount of salary and minimum annual bonuses that he would have received from the date of the change of control to December 31, 2008. He will also receive the health and insurance benefits that were available to him under the Employment Agreement until one year following the change of control or December 31, 2008, whichever is later.

Stock Option Plans

We have two stock option plans, the 2005 Incentive Stock Option Plan, which we refer to as the “ISO Plan,” and the 2005 Non-Qualified Option Plan, which we refer to as the “Non-Qualified Plan.” These plans were adopted by our Board of Directors in November 2005 and approved by our shareholders in January 2006.

Our Board of Directors administers each Plan, but may delegate the administration to a Board committee (the administrator of the Plans is referred to as the “Administrator”). The Administrator is responsible for selecting the employees who will receive options and for determining the terms and conditions of each option award, including the number of shares subject to the option, the exercise price, expiration date (subject to certain limitations), and any vesting period of the option. The Administrator has the power, authority and discretion to make all determinations deemed necessary or advisable for the administration of the Plan or of any option under the Plans.

Our Board of Directors may at any time amend, discontinue or terminate either Plan. With specified exceptions, no amendment, suspension or termination of the plan may adversely affect outstanding options. No amendment or suspension of a Plan requires stockholder approval unless, such approval is required under applicable law or under the rules of any stock exchange or Nasdaq market on which our stock is then traded. Unless terminated earlier by the Board of Directors, each Plan will terminate automatically on September 30, 2015.

2005 Incentive Stock Option Plan

We may issue up to 2,000,000 shares of Common Stock under the ISO Plan upon exercise of incentive stock options granted to employees. “Incentive stock options” are options intended to meet the requirements for incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Under the ISO Plan, no employee may be granted options during any twelve-month period that cover more than 500,000 shares of our Common Stock.

The exercise price of any option granted under the ISO Plan may not be less than 100% of the fair market value of the Common Stock on the date of the grant of the option, or 110% of the fair market value in the case of an optionee who owns more than 10% of our Common Stock. No option granted under the ISO Plan may have a term exceeding ten years (five years in the case of an optionee who owns more than 10% of our Common Stock). Options granted under the ISO Plan are not assignable or transferable except by will or the laws of descent and distribution. Except as otherwise provided in the option agreement, an option ceases to be exercisable upon the termination of the option holder’s employment with us.

2005 Non-Qualified Stock Option Plan

We may issue up to 3,000,000 shares of Common Stock under the Non-Qualified Plan upon exercise of options granted to directors, employees and consultants. These options are not intended to be incentive stock options. Under the Non-Qualified Plan, no person may be granted options during any twelve-month period that cover more than 500,000 shares of our Common Stock.

The exercise price of any option granted under the Non-Qualified Plan may not be less than 85% of the fair market value of the Common Stock on the date of the grant of the option. No option granted under the Non-Qualified Plan may have a term exceeding ten years. Options granted under the Non-Qualified Plan are not assignable or transferable except by will or the laws of descent and distribution. Except as otherwise provided in the option agreement, an option ceases to be exercisable upon the termination of the option holder’s employment with us.

Item 11—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of October 15, 2006, by (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors and Named Executive Officers listed in the Summary Compensation Table in Item 10), and (iii) all of our executive officers and directors as a group. Subject to applicable community property laws, to our knowledge, each person identified in the table has sole voting and investment power with respect to the shares shown. The percentage ownership shown in the table is based upon 60,878,961 shares of our Common Stock outstanding on October 16, 2006.

Name & Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Johnny Caswell	11,100,000	18.2%
Jan Parent	11,100,000	18.2%
Roger Paglia	7,400,000	12.2%
Howard Livingston	7,400,000	12.2%
Tommy Nast	—	—
All executive officers and directors as a group (seven persons)	37,000,000	60.8%

(1)	The address of each of the persons shown is c/o CenterStaging Corp., 3407 Winona Avenue, Burbank, California 91504.

Item 12—Certain Relationships and Related Transactions

We lease one of the buildings at our Burbank facility from Jan and Johnny, Inc. (“JJ”), an entity owned by Johnny Caswell and Parent formed for the sole purpose of acquiring and leasing the building. The lease provides for monthly payments of $33,075 in the year ending June 30, 2006 with a 5% escalation clause, and expires in 2008, and contains a renewal option for an additional five years. Rent expense related to this facility was approximately $397,000 for fiscal year 2006.

We manage the building leased from JJ, pursuant to a facilities management agreement that will terminate in 2008 concurrently with the termination of the building lease. Management fees were $72,000 in the year ended June 30, 2006 under the facilities management agreement.

For financial reporting purposed, JJ is considered as a variable interest entity (VIE) of which we are the primary beneficiary. Accordingly, we consolidated the financial results of JJ in accordance with FIN 46R. See Note 1 of Notes to Consolidated Financial Statements, which have been included in our Form 10-KSB filed on September 28, 2006 with the Securities and Exchange Commission.

In February 2005, prior to CMPI becoming a public company, CMPI guaranteed a loan to JJ in the amount of $3.15 million from an unaffiliated lender, which loan is secured by building leased by JJ to CMPI. The loan requires monthly payments of principal and interest based on a 25-year amortization schedule, with the entire outstanding principal balance due and payable in February 2010. Of the proceeds of this loan, JJ used $1.6 million to pay off the existing loan on this facility (which loan also had been guaranteed by CMPI) and loaned $700,000 to CMPI. The $700,000 loan is evidenced by a note bearing interest at the rate of 9% per annum and maturing in February 2015. The principal amount of and accrued interest on the note is due and payable in a lump sum on maturity of the note.

In November 1998, each of Johnny Caswell and Jan Parent loaned $25,000 to us. These loans bear interest at the rate of 9.6% per annum and are due and payable in May 2007.

In August 2000, each of Johnny Caswell and Jan Parent loaned $100,000 to us. These loans bear interest at the rate of 10.0% per annum and are due and payable in May 2007. As of June 30, 2006, the aggregate outstanding balance of these loans was $102,000.

In September 1997, JJ loaned CMPI $670,500 evidenced by an unsecured promissory note bearing interest at the rate of 6% per annum. Both the principal and interest on this note is due and payable at its maturity which is September 2012.

In July 2005, Jan Parent loaned CMPI $75,000. The loan is evidenced by a note bearing interest at the rate of 9% per annum due and maturing in July 2010. The principal amount of and accrued interest on the note is due and payable in a lump sum on maturity of the note.

In May and June 2006, Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent made short term advances to us totaling $160,000. These advances bear interest at a fixed annual rate of 8% and are due and payable upon demand.

Over several years CMPI advanced approximately $295,000 to an entity of which Johnny Caswell had a non-controlling interest. The entity had been formed to construct a soundstage and rehearsal facility in Las Vegas, Nevada. The funds were used principally to pay for architectural plans for the facility. Mr. Caswell had advised us that he would guarantee repayment of the funds. The entity never received additional funding, did not construct a facility, and dissolved in 2006. We determined that we may desire to construct a facility in Las Vegas at a future date and that accordingly we would take possession of the plans in lieu of pursing the entity on the loan or Mr. Caswell on the guaranty.

As of July 1, 2006, we entered into separate revolving line of credit agreements with each of Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent. Under the terms of the credit agreements, each of these individuals may, in his sole and absolute discretion, advance funds to us on a revolving basis to meet our short-term working capital needs as we may request from time to time. The total principal amount of all advances outstanding at any time under each credit agreement may not exceed $250,000. The advances bear interest at a fixed rate equal to the prime rate in effect at the time of the advance and are due and payable on demand. As of September 30, 2006, a total of $455,000 principal amount of advances were outstanding under the credit agreements.

Item 13—Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of Report:

1.	Exhibits:

See attached Exhibit List

Item 14—Principal Accounting Fees and Services

Stonefield Josephson, Inc. (“SJI”) audited our financial statements for fiscal years 2006 and 2005. Aggregate fees billed to us by SJI for professional services rendered with respect to such fiscal years were as follows:

	2006	2005
Audit Fees	$109,168	71,586
Audit-Related Fees	5,200	5,335
Tax Fees	—	—
All Other Fees	—	—

In the above table, in accordance with the Securities and Exchange Commission’s definitions and rules, “audit fees” are fees we paid SJI for professional services for the audit of our consolidated financial statements included in our Form 10-KSB and the review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

We have no Audit Committee, as all of our directors are executive officers of our company. The Board of Directors pre-approved all services rendered by SJI during fiscal 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERSTAGING CORP.

By:	/s/ ROGER PAGLIA
Roger Paglia Chief Executive Officer

Date: October 27, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.