Form 10QSB
period 2006-09-30
CenterStaging Corp.
filed 2006-11-14
CIK 1172939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____

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
Yes ☒ No☐
Number of shares of common stock outstanding as of October 31, 2006: 61,384,995

CENTERSTAGING CORP.

Form 10-QSB

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

CenterStaging Corp.
Condensed Consolidated Balance Sheet
September 30, 2006
UNAUDITED

ASSETS
Current assets
Cash and cash equivalents	$21,508
Investment in marketable securities (available for sale)	35,047
Accounts receivable, net of allowance for doubtful
accounts of $107,509	752,942
Other current assets	452,504

Total current assets	1,262,001

Revenue-earning equipment
Musical instruments	1,553,365
Broadcasting equipment	4,272,238
Less accumulated depreciation	(1,977,144)

Total revenue-earning equipment, net	3,848,459

Property and equipment
Land	275,000
Building	837,677
Leasehold improvements	3,178,018
Machinery and equipment	555,024
Furniture and fixtures	346,126
Less accumulated depreciation	(2,904,606)

Total property and equipment, net	2,287,239

Other assets
Deposits	56,138
Deferred costs, net	162,972

Total other assets	219,110

Total assets	$7,616,809

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Condensed Consolidated Balance Sheet (continued)
September 30, 2006
UNAUDITED

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,428,396
Accrued payroll and other compensation	1,809,315
Accrued interest, rent, and other liabilities	537,566
Loans and lines of credit	1,038,141
Related party notes payable	1,185,266
Deferred revenues	88,746
Current portion of deferred rent liability	75,774
Current portion of capital lease obligations	458,341
Convertible notes payable	500,000
Current portion of notes payable	869,953

Total current liabilities	7,991,498

Long-term liabilities
Deferred rent liability, less current portion	81,162
Capital lease obligations, less current portion	1,226,894
Notes payable, less current portion (includes $75,000 related party payable)	5,177,361

Total long-term liabilities	6,485,417

Total liabilities	14,476,915

Interest of consolidated variable interest entity	575,188

Stockholders' deficit
Common stock, $.0001 par value, 100,000,000 shares authorized,
60,790,627 shares issued and outstanding	6,079
Additional paid-in capital	30,358,058
Notes receivable from stockholders and related party	(907,186)
Accumulated deficit	(36,892,245)

Total stockholders' deficit	(7,435,294)

Total liabilities and stockholders' deficit	$7,616,809

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ending September 30, 2006 and 2005
 UNAUDITED

	Sep 30, 2006	Sep 30, 2005

Revenues	$1,695,661	$1,521,675

Cost of revenues	851,732	690,922

Gross profit	843,929	830,753

Operating Expenses

Salaries and wages	2,233,924	1,235,635

Selling, general and administrative expenses	2,364,066	3,732,984

Total operating expenses	4,597,990	4,968,619

Loss from Operations	(3,754,061)	(4,137,866)

Other Income (Expense)

Interest income	17,866	17,870

Interest expense	(250,235)	(344,318)

Beneficial conversion feature on debt	-	(7,168,615)

Other than temporary impairment on marketable securities	(10,515)	-

Total other (expense)	(242,884)	(7,495,063)

Loss before provisions for income of variable interest entity and income taxes	(3,996,945)	(11,632,929)

Provision for income taxes	-	-

Provision for income of variable interest entity	(58,492)	(43,115)

Net loss	(4,055,437)	(11,676,044)

Unrealized gain on marketable securities	-	94,627

Comprehensive loss	$(4,055,437)	$(11,581,417)

Net loss per share (basic and diluted)	$(0.07)	$(0.26)

Weighted average number of shares used in calculation (basic and diluted)	60,171,638	44,246,990

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2006 and 2005
UNAUDITED

	Three months ended September 30,
	2006	2005
Cash flows provided by (used for) operating activities:
Net Loss	$(4,055,437)	$(11,676,044)
Adjustments to reconcile net loss to net cash provided by (used for)
for operating activities:
Income of consolidated variable interest entity	58,492	43,115
Provision for bad debts	45,509	-
Amortization of non-cash marketing revenue	(6,418)	(5,387)
Depreciation of revenue-earning equipment	187,210	177,761
Depreciation of other property and equipment	176,038	151,650
Noncash compensation for consultants with common stock	30,000	2,343,600
Noncash compensation for third party warrants	293,363	-
Noncash compensation for non-employee stock options	539,673	-
Noncash compensation for employee stock option plan	491,092	-
Noncash loan fee of stock issued to third party note holder	45,002	-
Amortization of deferred costs	11,862	24,859
Beneficial conversion feature on debt	-	7,168,615
Other than temporary impairment on marketable securities	10,514	-

Changes in assets and liabilities:
Increase in accounts receivable	(94,694)	(97,259)
Increase in prepaids and other current assets	(65,785)	(72,510)
Decrease in deposits	1,442	1,675
(Increase) decrease in deferred costs	(27,318)	-
Increase (decrease) in accounts payable	(122,526)	313,112
Increase (decrease) in accrued payroll and other compensation	396,778	-
Increase (decrease) in accrued interest, rent and other liabilities	(76,774)	-
Decrease in deferred rent liabilities	(18,321)	(24,925)
Net cash used for operating activities	(2,180,298)	(1,651,738)

Cash flows used for investing activities:
Purchases of musical instruments	(9,717)	(12,876)
Purchases of broadcasting equipment	-	(27,880)
Purchases of other property and equipment	(23,722)	(83,135)
Loans to related party for Las Vegas venture	-	(17,838)
Loans to shareholders of consolidated variable interest entity	(17,866)	(23,688)
Net cash used for investing activities	(51,305)	(165,417)

Cash flows provided by financing activities:
Payments on lines of credit	-	(24,723)
Payments on related party notes payable	(50,000)	-
Payments on notes payable (not related parties)	(320,238)	(69,168)
Payments on capital lease obligations	(137,559)	18,749
Net proceeds from lines of credit	550,000	-
Proceeds from issuance of notes payable (related parties)	505,000	75,000
Proceeds from issuance of notes payable (not related parties)	650,000	-
Proceeds from issuance of convertible notes	-	1,791,000
Proceeds from issuance of common stock	1,050,502	100,000
Net cash provided by financing activities	2,247,705	1,890,858

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Condensed Consolidated Statements of Cash Flows (continued)
For the Three Months Ended September 30, 2006 and 2005
UNAUDITED

	Three months ended September 30,
	2006	2005

Increase in cash and cash equivalents	16,102		73,703

Cash and cash equivalents, beginning of period	5,406		63,288

Cash and cash equivalents in consolidated
variable interest entity, July 1, 2006	-		-

Cash and cash equivalents, end of period	$21,508		$136,991

Supplemental disclosures of cash flow information:

Cash paid for interest	$225,907		$179,055

Cash paid for income taxes	$-		$-

Supplemental disclosure of non-cash investing and financing activities:

Revenue earning instruments obtained for marketing considerations	$1,760		$-

Marketable securities acquired in reverse merger	$-		$164,168

Conversion of debt to equity	$-		$7,163,228

Purchase of equipment under a capital lease	$87,912		$-

Purchase of vehicles under financing agreements	$111,802		$-

Common stock issued as loan fee in connection with promissory note	$45,000	$

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp
Notes to Condensed Consolidated Financial Statements
September 30, 2006
(unaudited)

Note 1. Nature of Operations

On August 17, 2005, CenterStaging Corp. (“CenterStaging”) acquired all the outstanding shares of CenterStaging Musical Productions, Inc. (“CMPI”), in exchange for 42,480,000 restricted shares of its Common Stock in a reverse triangular merger (the “Merger”). The acquisition has been accounted for as a reverse merger (recapitalization) with CMPI deemed to be the accounting acquirer. Accordingly, the historical financial statements presented herein are those of CMPI, as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value, and those of CenterStaging (the legal acquirer) since the Merger. The retained earnings of the accounting acquirer have been carried forward after the acquisition and CMPI’s basis of its assets and liabilities were carried over in the recapitalization. Operations prior to the business combination are those of the accounting acquirer.

For purposes of these condensed consolidated financial statements, references to the “Company” shall mean CenterStaging and its wholly owned subsidiary CMPI.

The Company is engaged primarily in: (i) providing production and support services for live musical performances at major televised award shows such as the Academy Awards and the GRAMMY Awards, and other televised shows and events, such as the Super Bowl halftime show and presidential inaugurations; (ii) renting its studio facilities to musicians for rehearsal, production and recording; and (iii) renting musical instruments and related equipment for use at its studios and other venues. In 2004, the Company formed a digital media division, which is called“rehearsals.com,” to produce and distribute original high definition audio/video content of musicians and recording artists at our studios as they rehearse, give clinics and record. The Company’s plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on its rehearsals.com website, which was launched in March 2006.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-KSBcontaining the audited financial statements as of and for the two years ended June 30, 2006.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of CenterStaging and its wholly owned legal subsidiary, CMPI. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company is the primary beneficiary of a variable interest entity (VIE), Jan and Johnny, Inc. Jan and Johnny, Inc. is owned by Jan Parent and Johnny Caswell, directors and executive officers of the Company, who together owned 37% of the outstanding Common Stock of the Company as of September 30, 2006. The Company adopted FIN 46(R) effective July 1, 2004. This requires that the Company consolidate the activities of the VIE into its financial statements. During the periods ended September 30, 2006 and 2005, all intercompany balances have been eliminated in consolidation.

Note 2. Equity Transactions

Private Placements of Common Stock

During the three months ended September 30, 2006, the Company sold 82,000 restricted shares of its Common Stock for $1.50 per share in a private placement to unrelated accredited investors. The proceeds of these sales, totaling $123,000 were used for general corporate purposes.

During the three months ended September 30, 2006, the Company sold to an unrelated accredited investor 772,920 shares of Common Stock for $1.20 per share for aggregate proceeds of $927,504. The proceeds of these sales were used for general corporate purposes.

Stock and Warrant-Based Compensation for Non-employees

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

The Company issued 20,001 restricted shares of its Common Stock to a consultant in July 2006 for set design services for which the Company was billed $30,000 (an effective price of $1.50 per share). The Company recognized an expense of $30,000 pursuant to guidelines of EITF 96-18 from this issuance.

In August 2006, the Company issued 25,000 restricted shares of its Common Stock to an unrelated third party in connection with a $250,000 loan made to CMPI. Based on the market price of the Common Stock on the date of the loan (1.80 per share), an expense of $45,000 was recorded in the balance sheet and will be amortized over the life of the loan~~.~~

On September 28, 2006, a consultant was granted an option to purchase all or any portion of 400,000 shares of the Company’s Common Stock at an exercise price of $1.45 per share. This option were fully vested on the date of the grant and therefore the Company recognized $540,000 relating to this option. This option were granted in full satisfaction of liabilities owed this consultant for services rendered in prior periods.

Stock Option Plans

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

In November 2005, the Company’s Board of Directors adopted, and in January 2006 the Company’s shareholders approved, the 2005 Incentive Stock Option Plan (“2005 ISO Plan”) and the 2005 Non-Qualified Stock Option Plan (“2005 NQO Plan”). The Company adopted SFAS 123(R) on January 1, 2006 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company accounts for the fair value of its grants under those plans in accordance with SFAS No. 123(R).

The 2005 ISO Plan provides for the issuance to employees of up to 2,000,000 shares of Common Stock upon exercise of options intended to qualify as “incentive stock options” under the Internal Revenue Code. The exercise price of each option may not be less than the fair market value of the Common Stock on the date of grant and an option’s maximum term is ten years. A summary of the status of the 2005 ISO Plan as of September 30, 2006, and changes during the three months ended on that date is presented below:

2005 ISO Plan	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2006	1,709,000	$1.85
Granted	150,000	$1.80
Exercised	-	$-
Forfeited	(16,000)	($1.80)
Converted	-	$-
Expired	-	$-
Cancelled	-	$-
Outstanding at September 30, 2006	1,843,000	$1.85
Options exercisable at September 30, 2006	-	$-
Options vested and expected to vest at September 30, 2006	1,843,000	$1.85

The 2005 NQO Plan provides for the issuance to directors, employees and consultants of up to 3,000,000 shares of Common Stock upon exercise of options. The exercise price of each option may not be less than 85% of the fair market value of the Common Stock on the date of grant and an option’s maximum term is ten years. A summary of the status of the 2005 NQO Plan as of September 30, 2006, and changes during the three months ended on that date is presented below:

2005 NQO Plan	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2006	2,205,000	$1.80
Granted	225,000	$1.80
Exercised	-	$-
Forfeited	-	$-
Converted	-	$-
Expired	-	$-
Cancelled	-	$-
Outstanding at September 30, 2006	2,430,000	$1.80
Options exercisable at September 30, 2006	-	$-
Options vested and expected to vest at September 30, 2006	2,430,000	$1.80

For both plans, the fair values of stock options granted during the three months ended September 30, 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Expected life (in years)	5	-
Average risk-free interest rate	5.1%	-
Expected volatility	113-157%	-
Expected dividend yield	-	-

The Company determined the expected life of the stock options using guidance from SAB 107; thus, the expected life of the options is the average of the vesting term and the full-term of the options. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Effective July 1, 2006, management has decided to use its own historical volatility, starting from February 2006. In February 2006, the Company concluded its trading symbol change. Management calculated the volatility based on the daily closing price of the stock. Management determined that the volatility ranging from 113% to 157% is considered to be reasonable of the expected future volatility. The computation of expected volatility is based on a combination of historical and implied stock price volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond rates appropriate for the term of employee stock options.

The weighted-average estimated fair value of stock options granted during the three months ended September 30, 2006 was ranging from $1.38 to $1.47 per share.

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

The table below presents information related to stock option activity for the quarters ended September 30, 2006 and 2005:

(in thousands)	Three Months Ended September 30,
	2006	2005
Total intrinsic value of stock options exercised	$-	$-
Cash received from stock option exercises	-	-
Gross income tax benefit from the exercise of stock options	-	-

The aggregate intrinsic value of the stock options at September 30, 2006 is zero. Accordingly, there is also no pretax intrinsic value that would have been received by the optionee. There were no options exercised in the three months ended September 30, 2006.

During the three months ended September 30, 2006 and 2005, the Company recognized $491,092 and $0, respectively, of stock-based compensation expense and zero in related tax benefits, respectively (which expenses were included in selling, general and administrative expenses). As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was $4,952,831.

Prior to January 1, 2006, the Company accounted for its stock options in accordance with SFAS No. 123; however, prior to January 1, 2006, the Company did not have any stock options outstanding. Accordingly, the Company did not recognize compensation expense in its consolidated financial statements for stock options for periods prior to January 1, 2006.

Note 3. Related Party Notes Payable

As of July 1, 2006, the Company entered into separate revolving line of credit agreements with each of Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent. Under the terms of the credit agreements, each of these individuals may, in his sole and absolute discretion, advance funds to the Company on a revolving basis to meet the Company’s short-term working capital needs as may be requested from time to time. The total principal amount of all advances outstanding at any time under each credit agreement may not exceed $250,000. The advances bear interest at a fixed rate equal to the prime rate in effect at the time of the advance and are due and payable on demand. As of September 30, 2006, a total of $455,000 principal amount of advances were outstanding under the credit agreements.

Note 4. Variable Interest Entities

The Company leases one of the buildings at its Burbank facility from Jan and Johnny, Inc., an entity established for the sole purpose of acquiring and leasing the building. Under FIN-46R, Jan and Johnny, Inc. is a variable interest entity and the Company is the primary beneficiary. Therefore, the Company has consolidated Jan and Johnny, Inc. in its consolidated financial statements. The land and building have a carrying value of $1,112,677 with related mortgage debt of $3,100,363 as of September 30, 2006.

Note 5. Segments: Production and Support Services and Rentals, and “rehearsals.com” Operations

The Company manages its operations through two business segments: (i) provision of musical production services, renting of musical instruments and renting studios for rehearsals and production, and (ii) “rehearsals.com” operations. Through September 30, 2006, the Company has derived its revenues from production and support services and the rental of musical instruments and rehearsal studio space. In 2004, the Company formed a digital media division, called “rehearsals.com,” to produce and distribute original high definition audio/video content of musicians and recording artists at our studios as they rehearse, give clinics and record. The Company’s plan is to generate revenues from rehearsals.com through the distribution and licensing of its high-definition audio/video content and through sponsorships on its rehearsals.com website.

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

Summary financial information for the two reportable segments is as follows:

	September 30, 2006	September 30, 2005
Production Services and Rental Operations:
Net sales	$1,695,661	$1,521,675
Operating loss	2,580,332	2,709,462
Identifiable assets	2,897,476	3,367,416
Accounts receivable, net	752,942	569,998
Property and equipment, net	1,400,278	1,579,542
Revenue earning equipment, net	305,548	493,089

Rehearsals.com Operations:
Net sales	-	-
Operating loss	1,173,729	1,428,404
Identifiable assets	4,719,333	4,867,018
Accounts receivable, net	-	-
Property and equipment, net	886,961	1,043,254
Revenue earning equipment, net	3,542,911	3,599,596

	September 30, 2006	September 30, 2005
Consolidated Operations:
Net sales	$1,695,661	$1,521,675
Operating loss	3,754,061	4,137,866
Identifiable assets	7,616,809	8,121,457
Accounts receivable, net	752,942	569,998
Property and equipment, net	2,287,239	2,622,796
Revenue earning equipment, net	3,848,459	4,092,685

Note 6. Commitments and Contingencies

During the three months ended September 30, 2006, the Company entered into two financing agreements for two vehicles totaling $111,800. These agreements qualified as capital leases. Both leases are financed over a five-year period with monthly payments totaling approximately $2,100.

During the three months ended September 30, 2006, the Company entered into a five-year equipment financing lease with a principal balance of $87,912. This lease provides for payments of $2,537 per month with the final payment due June 2011.

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Note 7. Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company experienced net losses of $25,298,931 and $6,473,187 for the fiscal years ended June 30, 2006 and 2005, respectively. During the three months ended September 30, 2006 and 2005, the Company has experienced net losses of $4,055,437 and $11,676,044, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of September 30, 2006, had an accumulated deficit of $36,892,245 and a total stockholders’ deficit of $7,435,293. These matters, among others, raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset and liability amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Historically, the Company has been able to raise additional capital. During the year ended June 30, 2006, the Company sold 4,180,983 shares of Common Stock in a private offering for $6,246,476, and during the three months ended September 30, 2006, the Company sold 854,920 shares of Common Stock in a private offering for $1,050,504. During the period October 1, 2006 to October 31, 2006, the Company continued to raise capital by selling 594,368 shares of its Common Stock for $617,702. The Company’s ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing its business plan for rehearsals.com and investors’ perceptions of its business and prospects. The Company therefore may not be able to continue to raise the needed capital. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company is taking action to address these matters, which include:

•	Retention of experienced management personnel with particular skills in the development and commercialization of rehearsal.com services.

•	Seeking contracts with musical performing artists.

•	The Company is seeking investment capital

•
Generate revenues from rehearsals.com through the distribution and licensing of the Company’s high-definition audio/video content and through sponsorships on its rehearsals.com website. We launched this website in March 2006, and as of September 30, 2006, more than 21 hours of content

The Company’s plan is to expand the distribution of our content worldwide through third-party distributors such as Internet service providers (ISPs), mobile carriers, handheld device makers, cable, satellite and broadcast providers, digital exhibitors, digital radio operators, and distributors of physical formats such as DVD. The Company has a binding letter of intent with MLB Advance Media, L.P., or BAM, for the exclusive exploitation of our audio/visual content in interactive media, including PC-based Internet, wireless/mobile, satellite and IPTV.

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

Note 8. Debt

Notes Payable - Unrelated Parties

In July and August 2006, received loans from a third party in the aggregate amount of $300,000. These loans in the form of Promissory Notes bear interest at the rate of 10% per annum and are due and payable no later than December 31, 2006. Payments were made to this third party during August and September, 2006. The aggregate amount of these payments was $100,000 of the principal leaving a principal balance at September 30, 2006 of $200,000.

Another Promissory note was issued in August 2006 for a loan of $250,000 from an unrelated third party. This note bears interest at a rate of 18% per annum and is due and payable no later than January 31, 2007.

In July 2006 the Company issued a Promissory note to an unrelated third party for a loan of $50,000. This note bears interest at a rate of 9% per annum and is due and payable no later than March 31, 2007.

Loans and Lines of Credit

In September 2006 the Company received a loan in the amount of $660,000 (of which $92,000 was retained by the lender as an interest reserve and $18,000 was deducted for loan fees, for net proceeds of $550,000) bearing interest at the greater of 14% per annum or prime plus 5.75% due and payable on September 1, 2007 and secured by a junior security interest in the Company’s equipment, which loan was guaranteed by Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston. Both the loan fee of $18,000 and the $92,000 interest reserve are included in the Company’s balance sheet. The prepaid interest reserve and the loan fees will be amortized based on the effective interest rate method over the life of the loan.

Note 9. Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108 but do not expect that it will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an entity to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. An entity will be required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise pursuant to FASB Statements No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Furthermore, SFAS No. 158 requires that an entity use a plan measurement date that is the same as its fiscal year-end. An entity will be required to disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. The requirement to change the measurement date to the year-end reporting date is for fiscal years ending after December 15, 2008. We do not anticipate this statement will have any impact on our results of operations or financial condition.

Note 10. Subsequent Events

During the period from October 1, 2006 to October 31, 2006, the Company sold 594,368 restricted shares of its Common Stock to various accredited investors for $617,702. These proceeds have been be used for general corporate purposes.

Since October 1, 2006, the Company has borrowed additional amounts aggregating $105,000 under revolving lines of credit from Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent.

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

Overview

On August 17, 2005, CenterStaging Corp. (“CenterStaging”) acquired CenterStaging Musical Productions, Inc. (“CMPI”), through a reverse triangular merger (the “Merger”) of a subsidiary we formed for this purpose. CMPI was the surviving corporation in the Merger and became our wholly owned subsidiary. As a result of the Merger, the shareholders of CMPI acquired control of CenterStaging, and for financial reporting purposes CMPI has been deemed to be the acquirer in the Merger. We accounted for the transaction as a reverse merger for financial reporting purposes, with the effect that our fiscal year automatically changed to the fiscal year of CMPI (July 1-June 30). References in this Report to the “Company” or “we” refer to CenterStaging and its consolidated subsidiary CMPI.

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

We recorded a net loss of $4.1 million in the three months ended September 30, 2006, compared to a net loss of $11.7 million for the three months ended September 30, 2005. The decrease in the net loss was due primarily to the fact that in the first quarter of fiscal 2006 we recognized an expense of $7.2 million associated with the conversion of $7.2 million of outstanding convertible notes at a conversion price of 50% of the market price. In addition, we had a $1.1 million increase in salaries and wages during the three months ended September 30, 2006, due to continued growth of approximately 20% in personnel, several of which are highly skilled executives. In addition, we recognized a non-cash expense of $471,000 related to employee stock options. These increases substantially offset a $1.4 million decrease in selling, general and administrative expenses due to significantly lower consulting expenses.

Results of Operations

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Revenues. Our revenues of $1.7 million for the three months ended September 30, 2006 were a $174,000 increase over revenues of $1.5 million for the three months ended September 30, 2005. The increase in revenues was due to more shows and increased studio and equipment rentals.

Gross Profit. Gross profit remained relatively constant for the three months ended September 30, 2005 compared to the three months ended September 30, 2006. Although revenues increased for the three months ended September 30, 2006 by $174,000, the costs of revenues also increased for the same period by $161,000. Cost of revenues consist principally of salaries and compensation of technical support personnel, which increased by $118,000 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. There was also an increase of $43,000 for the three months ended September 30, 2006 in equipment rental expense as compared to the three months ended September 30, 2005.

Salaries and Wages. Salaries and wages increased from $1.2 million for the three months ended September 30, 2005 to $2.2 million for the three months ended September 30, 2006. This increase is primarily attributable to a 20% increase in the number of employees (from 88 at September 30, 2005 to 120 at September 30, 2006), due principally to staffing of our rehearsals.com division. Lastly, due to the highly technical skill set of the production staff required by our rehearsals.com division, the per person salary of these employees is significantly higher than the salary earned by our staff employed in our core business. In addition, we recorded an expense of $491,000 in the three months ended September 30, 2006 relating to the grant of options to purchase of 4,273,000 shares of common stock under our stock option plans.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $ 3.7 million for the three months ended September 30, 2005 to $2.4 million for the three months ended September 30, 2006, primarily due to a decrease of $1.8 million in consulting expenses (which expenses resulted from the issuance of shares to consultants). This decrease was partially offset by: (i) a $290,000 increase in development and production expense relating to production of content for our rehearsals.com division; (ii) a $44,000 increase in loan fees due to additional financing agreements and loans obtained after September 30, 2005; and (iii) a $41,000 increase marketing and investor relations expense.

Interest Expense. We recorded interest expenses of $ 250,000 for the three months ended September 30, 2006, as compared to $344,000 for the three months ended September 30, 2005. The decrease was due to the fact that in the 2006 quarter we did not have interest expense on convertible notes that had been converted into common stock in the 2005 quarter; interest expense on these notes was $133,000 in the 2005 quarter.

Beneficial Conversion Feature on Debt. In September 2005, we converted all of our outstanding convertible notes into 7,585,719 shares of our common stock. Because the convertible notes converted into common stock at a 50% discount to market, we recognized an expense of $7.2 million in connection with the conversion (which equaled the outstanding principal and accrued and unpaid interest on the notes).

Financial Condition, Liquidity and Capital Resources

Our accounts receivable (net of allowance for doubtful accounts) increased from $704,000 at June 30, 2006 to $753,000 at September 30, 2006, due primarily to our increase in revenues.

Our revenue-earning equipment consists of our inventory of musical instruments (including technical and production equipment) for rental and broadcasting equipment used in our rehearsals.com division. Our revenue-earning equipment, before depreciation, increased from $5.7 million at June 30, 2006 to $5.8 million at September 30, 2006. We do not have any planned material additional capital expenditures during the fiscal year, as we have completed the initial build-out of our broadcast center and acquired sufficient broadcast equipment until our rehearals.com division starts generating material revenues.

Our property and equipment consists of our variable interest entity’s land and building and their buildings’ leasehold improvements, leasehold improvements for our other three properties, machinery and equipment not related to our rental and broadcasting equipment, and all furniture and fixtures. Our property and equipment, before depreciation, increased from $5.1 million at June 30, 2006 to $5.2 million at September 30, 2006, due primarily to entering into two financing agreements to purchase new vehicles for a total of $111,000.

Our short-term debt at September 30, 2006 included principally: (i) $278,000 under revolving lines of credit with three financial institutions, with borrowings under these credit lines being unsecured with no material covenants, at an average interest rate during fiscal year 2006 of 10.3% on the combined outstanding balance; (ii) $100,000 under a note payable from an unrelated party bearing an interest rate of 6% per annum which is due and payable upon demand, (iii) $225,000 under an unsecured loan from an employee in bearing interest at a variable rate of prime plus 4% per annum (12.25% per annum at September 30, 2006) due December 31, 2006; (iv) $50,000 under notes payable to Johnny Caswell and Jan Parent at an interest rate of 9.6% per annum, which are due and payable upon demand; (v) $50,000 loan from an unaffiliated party bearing an interest rate of 5% per annum which are due and payable on December 31, 2006; (vi) $50,000 loan bearing an interest rate of 9.00% per annum from an unrelated party due and payable on March 31, 2007 (vii) $458,000 that represents the current portion of equipment leases; (viii) $455,000 of advances under revolving lines of credit from Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston, bearing interest at the prime rate; (ix) loans in the aggregate amount of $160,000 bearing interest at the rate of 8% per annum due and payable upon demand from Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston; (x) a loan in the amount of $250,000 bearing interest at the rate of 18% per annum due and payable January 31, 2007; (xi) loans in the aggregate net amount of $200,000 bearing interest at the rate of 10% per annum and due and payable December 31, 2006; (xii) a loan in the amount $660,000 (of which $92,000 was retained by the lender as an interest reserve) bearing interest at the greater of 14% per annum or prime plus 5.75% due and payable on September 1, 2007 and secured by a junior security interest in our equipment, which loan was guaranteed by Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston; and (xiii) loans in the aggregate amount of $102,000 bearing interest at the rate of 10% per annum due and payable upon demand from Johnny Caswell and Jan Parent.

Our long-term debt at September 30, 2006 included principally: (i) $3,100,363 under a loan bearing interest at a variable rate of prime plus 1.75% per annum (10% per annum at September 30, 2006), maturing in 2010, with payments based on a 25-year amortization, and secured by secured by a first deed of trust on the land and buildings leased to us by an affiliate; (ii) $1,838,583 under a bank loan bearing interest at a variable rate of prime plus 2.75% per annum (11% per annum at September 30, 2006), and secured by substantially all of our assets and by a junior security interest in the land and building; (iii) $207,557 under a bank loan bearing interest at a variable rate of (9.25% per annum at September 30, 2006) and fully amortizing through maturity in November 2009; and (iv) $75,000 under notes payable to Jan Parent at an interest rate of 9% per annum, which are due and payable in July 2010.

Our common stock and paid-in capital increased from $27.9 at June 30, 2006 to $30.4 million at September 30, 2006, due primarily to: (i) $1.1 million from the sale of 854,920 shares of common stock in a private placement; (ii) $75,000 from the issuance of 45,001 shares of common stock to a third party for services and a loan; (iii) $491,000 relating to employee stock options; (iv) $540,000 relating to an option to purchase 400,000 shares issued to a consultant for services; and (v) $293,000 for amortization of warrants previously issued to third parties for services.

Since the start-up of rehearsals.com in fiscal year 2004, we have had a working capital deficiency as our cash requirements have exceeded our cash flows from operations. We incurred expenses of approximately $7.3 million in fiscal year 2006 and $1.2 million in the three months ended September 30, 2006, in connection with rehearsals.com. These losses are due largely to compensation expense, acquisitions of assets, production and production support in connection with the start-up of rehearsal.com and the creation of digital content. Through October 31, 2006, we had not generated any revenues from this division.

We have fulfilled these cash flow shortages with proceeds from the sales of securities, borrowings and extensions of maturity dates from lenders. During fiscal 2006, we obtained $6.2 million from the sales of common stock and $815,000 from borrowings. Since the latter part of June 2006, we have relied increasingly on short-term borrowings to fulfill our cash requirements; these borrowings totaled $1.7 million during the three months ended September 30, 2006. During the same period, we generated $1.1 million from the sale of common stock. During the period from October 1, 2006 to October 31, 2006, we sold 594,368 restricted shares of our common stock for $618,000.

We will continue to have working capital deficiencies until we can generate either a significant financing from the sale of securities or other borrowings and/or generate material revenues from rehearsals.com. Our cash requirements in fiscal year 2007 include not only cash to fund our operating shortages but to repay maturing debt and accounts payable and accrued payroll, which aggregated $3.0 million at June 30, 2006. As of September 30, 2006, we had approximately $1.3 million principal amount of indebtedness due on demand or by December 31, 2006 and an additional $960,000 due on or before September 30, 2006. Of this amount, $767,000 is due to our directors and principal shareholders, who do not expect repayment of this loan amount until such time as we have sufficient financial resources to do so, and $225,000 is due to an employee.

We will continue to seek additional financing to funds these shortages. In addition, our plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on our rehearsals.com website. The amount and timing of revenues from rehearsals.com will depend upon a number of factors, many of which are beyond our control of the Company (see “Certain Factors Relating to our Digital Music Division,” below). We anticipate that the earliest we could receive significant revenues from rehearsals.com is the latter part of the second quarter of fiscal year 2007.

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

Working Capital Deficiency

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

We have fulfilled these cash flow shortages with proceeds from the sales of securities, borrowings and extensions of maturity dates from lenders. During fiscal 2006, we obtained $6.2 million from the sales of common stock and $815,000 from borrowings. Since the latter part of June 2006, we have relied increasingly on short-term borrowings to fulfill our cash requirements; these borrowings totaled $1.6 during the three months ended September 30, 2006. During the same period, we generated $1.1 million from the sale of common stock. During the period from October 1, 2006 to October 31, 2006, we sold 594,368 restricted shares of our common stock for $618,000.

We will continue to have working capital deficiencies until we can generate either a significant financing from the sale of securities or other borrowings and/or generate material revenues from rehearsals.com. Our cash requirements in fiscal year 2007 include not only cash to fund our operating shortages but to repay maturing debt and accounts payable and accrued payroll, which aggregated $3.0 million at June 30, 2006. As of September 30, 2006, we had approximately $1.3 million principal amount of indebtedness due on demand or by December 31, 2006 and an additional $960,000 due on or before June 30, 2006. Of this amount, $767,000 is due to our directors and principal shareholders, who do not expect repayment of this loan amount until such time as we have sufficient financial resources to do so, and $225,000 is due to an employee.

We will continue to seek additional financing to funds these shortages. In addition, our plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on our rehearsals.com website. The amount and timing of revenues from rehearsals.com will depend upon a number of factors, many of which are beyond our control of the Company (see “Certain Factors Relating to our Digital Music Division,” below). We anticipate that the earliest we could receive significant revenues from rehearsals.com is the latter part of the second quarter of fiscal year 2007.

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

We have suffered material net losses and have a stockholders’ deficit

We recorded net losses of $4.1 million during the quarter ended September 30, 2006, $25.3 million in the fiscal year 2006 and $6.5 million in the fiscal year 2005, causing a significant deterioration in our financial condition. We had a stockholders’ deficit of $7.4 million at September 30, 2006.

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

As of September 30, 2006, Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston owned beneficially 61% of our outstanding Common Stock. These four shareholders also constitute our board of directors and are our four most senior executive officers. Because of their share ownership, these four shareholders have the power to elect all of our directors (there are no cumulative voting rights), and have the power to approve or disapprove any actions considered by our shareholders, including a change in the authorized capital stock, the sale of all or substantially all of our assets, and mergers. This concentration of ownership of our Common Stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our company or our assets and may adversely affect the market price of our Common Stock.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2006, we issued 20,001 shares of common stock to an accredited investor in consideration of set design services billed at $30,000 (an effective price per share of $1.50).

On August 18, 2006, we issued 25,000 shares of our common stock to Robert Philpot, an accredited investor, in connection with a $250,000 loan he made to CMPI. The market price of the Common Stock on the date of the loan, was $1.80 per share.

On September 28, 2006, we issued to an accredited investor, in consideration of consulting services, a ten-year option to purchase 400,000 shares of our common stock for $1.45 per share.

In the three months ended September 30, 2006, we sold 772,920 shares of our common stock for $1.20 per share to an accredited investor.

In the three months ended September 30, 2006, we sold 82,000 shares of our common stock for $1.50 per share to various accredited investors.

The issuances of the shares above were exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that Act as transactions not involving a public offering. We did not use any general solicitation or general advertising in connection with these sales. Each purchaser represented that he or she was acquiring the shares for investment purposes only and we placed appropriate restrictions on transfer on the shares issued.

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

Date: November ___, 2006	CENTERSTAGING CORP.

	By:	/s/ Howard Livingston
Howard Livingston, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Johnny Caswell, including as an exhibit the form of related Revolving Promissory Note; Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Howard Livingston, including as an exhibit the form of related Revolving Promissory Note; Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Roger Paglia, including as an exhibit the form of related Revolving Promissory Note; Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Jan Parent, including as an exhibit the form of related Revolving Promissory Note. Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

10.2
Employment Agreement dated as of September 1, 2006 between CenterStaging Corp. and Paul Schmidman. Incorporated by reference to Form 8-K dated as of September 7, 2006. Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

10.3
Promissory Note by and between CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Security Agreement by and between CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Johnny Caswell, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Howard Livingston, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Roger Paglia, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Jan Paul Parent, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006 Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act