Form 10QSB
period 2006-12-31
CenterStaging Corp.
filed 2007-02-14
CIK 1172939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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
Yes ☒ No☐

Indicate by checkmark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No☒

Number of shares of common stock outstanding as of January 31, 2007: 61,784,995

CENTERSTAGING CORP.

Form 10-QSB

PART I.

FINANCIAL INFORMATION

Item 1.  Financial Statements

CenterStaging Corp.
Condensed Consolidated Balance Sheet
December 31, 2006
UNAUDITED

ASSETS
Current assets
Cash and cash equivalents	$13,035
Investment in marketable securities (available for sale)	24,532
Accounts receivable, net of allowance for doubtful
accounts of $90,283	561,772
Other current assets	279,376

Total current assets	878,715

Revenue-earning equipment
Musical instruments	1,638,950
Broadcasting equipment	4,272,238
Less accumulated depreciation	(2,166,163)

Total revenue-earning equipment, net	3,745,025

Property and equipment
Land	275,000
Building	837,677
Leasehold improvements	3,211,012
Machinery and equipment	564,928
Furniture and fixtures	346,126
Less accumulated depreciation	(3,087,606)

Total property and equipment, net	2,147,137

Other assets
Deposits	56,138
Deferred costs, net	146,026

Total other assets	202,164

Total assets	$6,973,041

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Condensed Consolidated Balance Sheet (continued)
December 31, 2006
UNAUDITED

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,997,323
Accrued payroll and other compensation	2,302,399
Accrued interest, rent, and other liabilities	545,848
Loans and lines of credit	1,034,338
Related party notes payable	1,842,998
Deferred revenues	82,336
Current portion of deferred rent liability	79,513
Current portion of capital lease obligations	488,052
Convertible notes payable	500,000
Current portion of notes payable	940,412

Total current liabilities	9,813,219

Long-term liabilities
Deferred rent liability, less current portion	59,310
Capital lease obligations, less current portion	1,157,901
Notes payable, less current portion (includes $75,000 related party payable)	4,991,313

Total long-term liabilities	6,208,524

Total liabilities	16,021,743

Interest of consolidated variable interest entity	604,662

Stockholders' deficit
Common stock, $.0001 par value, 100,000,000 shares authorized,
61,784,995 shares issued and outstanding	6,178
Additional paid-in capital	31,901,631
Notes receivable from stockholders and related party	(925,052)
Accumulated deficit	(40,636,121)

Total stockholders' deficit	(9,653,364)

Total liabilities and stockholders' deficit	$6,973,041

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Months Ended December 31, 2006 and 2005
 UNAUDITED

	Three months ended		Six months ended
	Dec 31, 2006	Dec 31, 2005	Dec 31, 2006	Dec 31, 2005

Revenue	$1,741,626	$1,559,792	$3,437,287	$3,081,467

Cost of revenue	958,820	743,997	1,810,552	1,434,919

Gross profit	782,806	815,795	1,626,735	1,646,548

Operating Expenses:

Salaries and wages	2,260,067	1,281,169	4,493,991	2,516,804

Selling, general, and administrative expenses	1,968,832	1,981,681	4,332,898	5,714,665

Total operating expenses	4,228,899	3,262,850	8,826,889	8,231,469

Loss from Operations	(3,446,093)	(2,447,055)	(7,200,154)	(6,584,921)

Other Income (Expense)

Interest income	17,867	17,869	35,733	35,739

Interest expense	(275,661)	(125,194)	(525,896)	(469,512)

Discount, convertible debenture	-	(52,778)	-	(52,778)

Loss on sale of assets	-	(19,306)	-	(19,306)

Beneficial conversion feature on debt				(7,168,615)

Other than temporary impairment on marketable securities	(10,514)	-	(21,030)	-

Total other expense	(268,308)	(179,409)	(511,193)	(7,674,472)

Loss before income of variable interest entity and income taxes	(3,714,401)	(2,626,464)	(7,711,347)	(14,259,393)

Provision for income taxes	-	-	-	-

Income of variable interest entity	(29,475)	(62,423)	(87,966)	(105,538)

Net loss	(3,743,876)	(2,688,887)	(7,799,313)	(14,364,931)

Unrealized loss on marketable securities	-	(112,150)	-	(17,523)

Comprehensive loss	$(3,743,876)	$(2,801,037)	$(7,799,313)	$(14,382,454)

Net loss per share (basic and diluted)	$(0.06)	$(0.05)	$(0.13)	$(0.29)

Number of weighted average shares used in calculation
(basic and diluted)	61,407,282	56,260,233	60,789,459	50,253,612

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2006 and 2005
UNAUDITED

	Six months ended December 31,
	2006	2005
Cash flows provided by (used for) operating activities:
Net Loss	$(7,799,313)	$(14,364,931)
Adjustments to reconcile net loss to net cash provided by (used for)
for operating activities:
Income of consolidated variable interest entity	87,965	105,538
Provision for bad debts	28,283	(8,881)
Loss on sale of asset and allowance for related receivable	-	43,306
Amortization of non-cash marketing revenue	(12,830)	(10,846)
Depreciation of revenue-earning equipment	376,229	345,313
Depreciation of other property and equipment	359,038	307,276
Noncash compensation for consultants with common stock	30,000	2,493,600
Noncash compensation for third party warrants	315,686	223,363
Noncash compensation for non-employee stock options	539,673	-
Noncash compensation for employee stock option plan	1,003,075	-
Noncash loan fee of stock issued to third party note holder	45,002	-
Amortization of deferred costs	11,862	-
Amortization of debt issuance costs	-	30,379
Amortization of discount related to convertible debenture	-	52,778
Beneficial conversion feature on debt	-	7,168,615
Other than temporary impairment on marketable securities	21,029	-

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	113,705	(200,897)
Increase in prepaids and other current assets	(10,242)	(212,356)
(Increase) decrease in deposits	1,442	1,675
(Increase) decrease in deferred costs	(10,373)	-
Increase (decrease) in accounts payable	394,499	620,866
Increase (decrease) in accrued payroll and other compensation	889,862	-
Increase (decrease) in accrued interest, rent and other liabilities	(157,241)	-
Decrease in deferred rent liabilities	(36,434)	(20,936)
Net cash used for operating activities	(3,809,083)	(3,426,138)

Cash flows used for investing activities:
Purchases of musical instruments	(16,351)	(20,494)
Purchases of broadcasting equipment	-	(3,766)
Purchases of other property and equipment	(66,621)	(216,328)
Loans to related party for Las Vegas venture		(36,675)
Loans to shareholders of consolidated variable interest entity	(35,732)	(63,758)
Net cash used for investing activities	(118,704)	(341,021)

Cash flows provided by financing activities:
Payments on lines of credit	(3,803)	(50,022)
Payments on related party notes payable	(92,268)	-
Payments on notes payable (not related parties)	(449,706)	(35,620)
Payments on capital lease obligations	(251,620)	(149,890)
Net proceeds from lines of credit	550,000	-
Proceeds from issuance of notes payable (related parties)	1,336,951	-
Proceeds from issuance of notes payable (non related parties)	785,991	100,000
Proceeds from issuance of convertible notes	-	1,791,000
Proceeds from issuance of convertible debenture	-	500,000
Proceeds from issuance of common stock	2,059,871	1,757,513
Net cash provided by financing activities	3,935,416	3,912,981

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Condensed Consolidated Statements of Cash Flows (continued)
For the Six Months Ended December 31, 2006 and 2005
UNAUDITED

	Six months ended December 31,
	2006	2005

Increase in cash and cash equivalents	7,629	145,822

Cash and cash equivalents, beginning of period	5,406	63,288

Cash and cash equivalents, end of period	$13,035	$209,110

Supplemental disclosures of cash flow information:

Cash paid for interest	$446,071	$311,665

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Revenue earning instruments obtained for marketing considerations	$1,760	$-

Marketable securities acquired in reverse merger	$-	$164,168

Conversion of debt to equity	$-	$7,163,228

Purchase of equipment under a capital lease	$116,864	$-

Purchase of vehicles under financing agreements	$111,801	$-

Common stock issued as loan fee in connection with promissory note	$45,000	$-

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp
Notes to Condensed Consolidated Financial Statements
December 31, 2006
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

The Company is engaged primarily in: (i) providing production and support services for live musical performances at major televised award shows such as the Academy Awards and the GRAMMY Awards, and other televised shows and events, such as the Super Bowl halftime show and presidential inaugurations; (ii) renting its studio facilities to musicians for rehearsal, production and recording; and (iii) renting musical instruments and related equipment for use at its studios and other venues. In 2004, the Company formed a digital media division, which is called “rehearsals.com,” to produce and distribute original high definition audio/video content of musicians and recording artists at our studios as they rehearse, give clinics and record. The Company’s plan is to generate revenues from rehearsals.com through the distribution and licensing of its high-definition audio/video content and through sponsorships on its rehearsals.com website, which was launched in March 2006.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-KSB containing the audited financial statements as of and for the two years ended June 30, 2006.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of CenterStaging and its wholly owned subsidiary, CMPI. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company is the primary beneficiary of a variable interest entity (VIE), Jan and Johnny, Inc. Jan and Johnny, Inc. is owned by Jan Parent and Johnny Caswell, directors and executive officers of the Company, who together owned 36% of the outstanding Common Stock of the Company as of December 31, 2006. The Company adopted FIN 46(R) effective July 1, 2004. This requires that the Company consolidate the activities of the VIE into its financial statements. During the periods ended December 31, 2006 and 2005, all intercompany balances have been eliminated in consolidation.

Note 2. Equity Transactions

Private Placements of Common Stock and Warrants

During the three months ended December 31, 2006, the Company sold 13,334 restricted shares of its Common Stock for $1.50 per share, 83,334 restricted shares of its Common Stock for $1.10 per share, and 497,700 restricted shares of its Common Stock for $1.00 per share in private placements to unrelated accredited investors. The aggregate proceeds of these sales totaled $609,368. The Company also sold in a private placement to an accredited investor for $400,000; (i) 400,000 unregistered shares of its Common Stock; and (ii) a warrant to purchase 400,000 unregistered shares of its Common Stock for $2.00 per share, expiring November 2009. The proceeds of these sales were used for general corporate purposes.

Securities Based Compensation for Non-employees

The Company accounts for securities issued to third parties for services, including customers, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Under the provisions of EITF 96-18, because none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the stock and warrants occurs upon actual vesting. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.

The Company did not issue any securities for compensation of non-employees in the three months ended December 31, 2006. In the three months ended December 31, 2006, the Company recognized expense of $22,322 related to securities issued in prior periods.

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

 The 2005 ISO Plan provides for the issuance to employees of up to 2,000,000 shares of Common Stock upon exercise of options intended to qualify as “incentive stock options” under the Internal Revenue Code. The exercise price of each option may not be less than the fair market value of the Common Stock on the date of grant and an option’s maximum term is ten years. A summary of the status of the 2005 ISO Plan as of December 31, 2006, and changes during the six months ended on that date is presented below:

2005 ISO Plan	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2006	1,709,000	$1.85
Granted	150,000	$1.80
Exercised	-	$-
Forfeited	(36,000)	($1.80)
Converted	-	$-
Expired	-	$-
Cancelled	-	$-
Outstanding at December 31, 2006	1,823,000	$1.85
Options exercisable at December 31, 2006	-	$-
Options vested and expected to vest at December 31, 2006	1,823,000	$1.85

The 2005 NQO Plan provides for the issuance to directors, employees and consultants of up to 3,000,000 shares of Common Stock upon exercise of options. The exercise price of each option may not be less than 85% of the fair market value of the Common Stock on the date of grant and an option’s maximum term is ten years. A summary of the status of the 2005 NQO Plan as of December 31, 2006, and changes during the six months ended on that date is presented below:

2005 NQO Plan	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2006	2,205,000	$1.80
Granted	225,000	$1.80
Exercised	-	$-
Forfeited	-	$-
Converted	-	$-
Expired	-	$-
Cancelled	-	$-
Outstanding at December 31, 2006	2,430,000	$1.80
Options exercisable at December 31, 2006	-	$-
Options vested and expected to vest at December 31, 2006	2,430,000	$1.80

No options were granted under either plan during the three months ended December 31, 2006. For both plans, the fair values of stock options granted during the six months ended December 31, 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Expected life (in years)	5	-
Average risk-free interest rate	5.1%	-
Expected volatility	113-157%	-
Expected dividend yield	-	-

The Company determined the expected life of the options using guidance from SAB 107; thus, the expected life of the options is the average of the vesting term and the full-term of the options. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Effective July 1, 2006, management has decided to use its own historical volatility, starting from February 2006. In February 2006, the Company concluded its trading symbol change. Management calculated the volatility based on the daily closing price of the stock. Management determined that the volatility ranging from 113% to 157% is considered to be reasonable of the expected future volatility. The computation of expected volatility is based on a combination of historical and implied stock price volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond rates appropriate for the term of employee stock options.

The weighted-average estimated fair value of options granted during the six months ended December 31, 2006 was ranging from $1.38 to $1.47 per share.

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

The table below presents information related to stock option activity for the three months ended December 31, 2006 and 2005:

(in thousands)	Three Months Ended December 31,
	2006	2005
Total intrinsic value of stock options exercised	$-	$-
Cash received from stock option exercises	-	-
Gross income tax benefit from the exercise of stock options	-	-

The aggregate intrinsic value of the options at December 31, 2006 is zero. Accordingly, there is also no pretax intrinsic value that would have been received by the optionee. There were no options exercised in the three months ended December 31, 2006.

During the three months ended December 31, 2006 and 2005, the Company recognized $511,983 and $0, respectively, of stock-based compensation expense and zero in related tax benefits, respectively (which expenses were included in selling, general and administrative expenses). As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was $4,419,890.

Prior to January 1, 2006, the Company accounted for its options in accordance with SFAS No. 123; however, prior to January 1, 2006, the Company did not have any options outstanding. Accordingly, the Company did not recognize compensation expense in its consolidated financial statements for stock options for periods prior to January 1, 2006.

Note 3. Related Party Notes Payable

As of July 1, 2006, the Company entered into separate revolving line of credit agreements with each of Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent. Under the terms of the credit agreements, each of these individuals may, in his sole and absolute discretion, advance funds to the Company on a revolving basis to meet the Company’s short-term working capital needs as may be requested from time to time. The total principal amount of all advances outstanding at any time under each credit agreement may not exceed $500,000. The advances bear interest at a variable rate equal to the prime rate plus 4% and are due and payable on demand. As of December 31, 2006, a total of $1,429,177 principal amount of advances were outstanding under the credit agreements.

Note 4. Variable Interest Entities

The Company leases one of the buildings at its Burbank facility from Jan and Johnny, Inc., an entity established for the sole purpose of acquiring and leasing the building. Under FIN-46R, Jan and Johnny, Inc. is a variable interest entity and the Company is the primary beneficiary. Therefore, the Company has consolidated Jan and Johnny, Inc. in its consolidated financial statements. The land and building have a carrying value of $1,112,677 with related mortgage debt of $3,092,968 as of December 31, 2006.

Note 5. Segments: Production and Support Services and Rentals, and “rehearsals.com” Operations

The Company manages its operations through two business segments: (i) provision of musical production services, renting of musical instruments and renting studios for rehearsals and production, and (ii) “rehearsals.com” operations. Through December 31, 2006, the Company has derived its revenues from production and support services and the rental of musical instruments and rehearsal studio space. In 2004, the Company formed a digital media division, called “rehearsals.com,” to produce and distribute original high definition audio/video content of musicians and recording artists at our studios as they rehearse, give clinics and record. The Company’s plan is to generate revenues from rehearsals.com through the distribution and licensing of its high-definition audio/video content and through sponsorships on its rehearsals.com website.

Administrative functions such as finance, treasury and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. For the six months ended December 312, 2006 and 2005, there were no transactions between the two segments. The operating costs of each segment are captured discretely within each segment. The Company’s property and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

Summary financial information for the two reportable segments is as follows:

	Six months ended December 31,
	2006	2005
Production Services and Rental Operations:
Net sales	$3,437,287	$3,081,467
Operating loss	3,806,319	3,467,003
Identifiable assets	2,953,372	612,057
Accounts receivable, net	561,772	682,517
Property and equipment, net	1,411,143	1,545,126
Revenue earning equipment, net	461,350	293,256

Rehearsals.com Operations:
Net sales	-	-
Operating loss	3,393,835	3,117,918
Identifiable assets	4,019,669	7,313,948
Accounts receivable, net	-	-
Property and equipment, net	735,994	1,055,237
Revenue earning equipment, net	3,283,675	3,515,091

Consolidated Operations:
Net sales	$3,437,287	$3,081,467
Operating loss	7,200,154	6,584,921
Identifiable assets	6,973,041	7,926,005
Accounts receivable, net	561,772	682,517
Property and equipment, net	2,147,137	2,600,363
Revenue earning equipment, net	3,745,025	3,808,347

Note 6. Commitments and Contingencies

During the three months ended December 31, 2006, the Company entered into a financing agreement for audio equipment totaling $78,952. This agreement qualified as a capital lease due to a bargain Purchase Option. The lease is financed over a three-year period with monthly payments totaling $2,757.

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 7. Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company experienced net losses of $25,298,931 and $6,473,187 for the fiscal years ended June 30, 2006 and 2005, respectively. During the six months ended December 31, 2006 and 2005, the Company has experienced net losses of $7,799,313 and $14,364,931, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of December 31, 2006, had an accumulated deficit of $40,636,121 and a total stockholders’ deficit of $9,653,364. These matters, among others, raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset and liability amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Historically, the Company has been able to raise additional capital. During the year ended June 30, 2006, the Company sold 4,180,983 shares of Common Stock in a private offering for $6,246,476, and during the six months ended December 31, 2006, the Company sold 1,849,288 shares of Common Stock in private offerings for $2,059,872. During the period January 1, 2007 to February 13, 2007, the Company obtained net proceeds of $2,690,000 in a convertible debenture and warrant financing (see Note 10). The Company’s ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing its business plan for rehearsals.com and investors’ perceptions of its business and prospects. The Company therefore may not be able to continue to raise the needed capital. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company is taking action to address these matters, which include:

•	Retention of experienced management personnel with particular skills in the development and commercialization of rehearsal.com services.

•	Seeking contracts with musical performing artists.

•	The Company is seeking investment capital

•
Generate revenues from rehearsals.com through the distribution and licensing of the Company’s high-definition audio/video content and through sponsorships on its rehearsals.com website. We launched this website in March 2006, and as of December 31, 2006 had more than 70 hours of content available.

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

Note 8. Debt

Notes Payable - Unrelated Parties

In October 2006, the Company repaid $20,000 of principal on a $200,000 note payable. In November 2006 the Company received a $50,000, non-interest bearing short term advance from a third party.

Note 9. Recent Accounting Pronouncements

On December 21, 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2 “Accounting for Registration Payment Arrangements.” Under this FSP, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants, or other financial instruments subject to the registration payment provisions. A liability for a registration payment arrangements should be recognized when payment is probable and the amount is reasonably estimable, whether at inception or during the life of the arrangement (in accordance with FASB Statement No. 5, Accounting for Contingencies). The FSP is effective for registration payment arrangement and the financial instruments subject to those arrangement that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into before December 21, 2006, companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings in fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any of this FSP on its financial statements; however the Company does not expect the effects of adoption to have a material impact on its financial position, results of operations and cash flows.

Note 10. Subsequent Events

Sale of Securities

Pursuant to a Securities Purchase Agreement entered into on January 16, 2007 the Company issued and sold in a private placement to two institutional investors (the “Purchasers”) for an aggregate purchase price of $3,000,000 and net proceeds of $2,690,000: (i) 10% Convertible Debentures due December 31, 2008 (the “Debentures”) in the principal amount of $3,000,000 and (ii) warrants to purchase 3,000,000 shares of the Company’s common stock for $1.10 per share (the “Investor Warrants”). The Company also entered into a Registration Rights Agreement with the Purchasers. The Securities Purchase Agreement contains a number of covenants by the Company. Of the net proceeds of the offering, the Company may use $1,200,000 to pay debt (provided that no more than $500,000 can be used to pay debt held by affiliates of the Company) with the balance for working capital. With the exception of certain exempt issuances, the Purchasers have a right of first refusal to participate in financing transactions of the Company through December 31, 2008 and the Company may not issue common stock or common stock equivalents until 90 days after the effective date of the registration statement registering the resale of the shares of common stock underlying the Debentures and the Warrants, unless such common stock or common stock equivalents are issued for cash consideration prior to the filing of such registration statement. The Debentures are unsecured and bear interest at 10% per annum, payable quarterly commencing on July 1, 2007. Under certain circumstances and conditions the Company may pay interest with shares of the common stock. The Company may not prepay the Debentures without the prior written consent of the Purchasers. The Debentures are convertible into common stock at any time at an initial conversion price of $1.00 per share. If the Company issues common stock at a price less than the then effective conversion price, or common stock equivalents with an exercise or conversion price less than the then effective conversion price, the conversion price will be reduced to such price. The Debentures contain certain covenants of the Company, including that without the consent of the holders of a majority in principal amount of the Debentures, the Company may not incur indebtedness other than permitted indebtedness and may not repurchase its stock or pay cash dividends. If the Company defaults under the Debentures, the Purchasers may accelerate the Debentures and the Company will be obligated to pay the sum of (i) the greater of (A) 120% of outstanding principal amount plus accrued but unpaid interest or (B) the outstanding principal amount plus accrued but unpaid interest under the Debenture divided by the then effective Conversion Price multiplied by the market price and (ii) all liquidated damages and other amounts owed by the Company to the Purchaser. The Investor Warrants are exercisable at any time and expire December 31, 2009. The exercise price of the Investor Warrants and the Placement Agent Warrant, defined below, (collectively the “Warrants”) is subject to reduction similar to the reduction in the conversion price of the Debentures. The holder of the Warrants may make a “net” or “cashless” exercise of the Warrants after January 16, 2008 if at the time of exercise there is no effective registration statement covering resale of the shares underlying the Warrants.

Montage Convertible Debenture

In December 2005, the Company entered into the Securities Purchase Agreement (the “Montage Agreement”) with Montage Partners III, LLC (“Montage”). Pursuant to the Securities Purchase Agreement, on December 12, 2005, Montage purchased for $500,000 a 6% Senior Secured Convertible Debenture (the “Montage Debenture”) in the principal amount of $500,000 due June 12, 2006 together with warrants (the “Montage Warrants”) to purchase an aggregate of 380,000 shares of Common Stock for $1.60 per share. Pursuant to this agreement, default occurs only after written notice of such default is received by the Company from the Holder. As of February 14, 2007, the Company has not paid the principal amount and no notice of default has been received by the Company.

Financings from Related Parties

Since January 1, 2007, the Company has borrowed additional amounts aggregating $259,500, and repaid $547,000, under revolving lines of credit from Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent. The repayment consisted of $500,000 from the proceeds from the Sale of securities described under “Sale of Securities” above, and $47,000 from operating revenue. The Company has also received an advance of $5,000 from another executive officer.

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

We recorded a net loss of $7.8 million in the six months ended December 31, 2006, compared to a net loss of $14.4 million in the six months ended December 31, 2005. The decrease in the net loss was due primarily to the fact that in the first quarter of fiscal 2006 we recognized an expense of $7.2 million associated with the conversion of $7.2 million of outstanding convertible notes at a conversion price of 50% of the market price. Revenues increased $356,000 from $3.1 million in the six months ended December 31, 2005 to $3.4 million in the six months ended December 31, 2006 in our productions services and rental operations; we have had no revenues from our rehearsals.com division. In addition, we had a $2.0 million increase in salaries and wages during the six months ended December 31, 2006, due to growth of approximately 24% in personnel, including several highly skilled executives. In addition, we recognized a non-cash expense of $1.0 million related to stock options. These increases substantially offset a $1.4 million decrease in selling, general and administrative expenses due to significantly lower consulting expenses.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Revenues. Our revenues of $1.7 million for the three months ended December 31, 2006 were a $182,000 increase over revenues of $1.6 million for the three months ended December 31, 2005. The increase in revenues was due to providing production services and our equipment rentals for more shows and to increased studio and equipment rentals.

Gross Profit. Gross profit remained relatively constant for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. Cost of revenues in the three months ended December 31, 2006 increased $215,000, exceeding the $182,000 increase in revenues. Cost of revenues consist principally of salaries and compensation of technical support personnel, which increased by $165,000 for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. There was also an increase of $27,000 for the three months ended December 31, 2006 in equipment rental expense as compared to the three months ended December 31, 2005.

Salaries and Wages. Salaries and wages increased from $1.3 million for the three months ended December 31, 2005 to $2.3 million for the three months ended December 31, 2006. This increase was primarily attributable to a 20% increase in the number of employees (from 90 at December 31, 2005 to 112 at December 31, 2006), due principally to staffing of our rehearsals.com division. Due to the highly technical skill set of the production staff required by our rehearsals.com division, the per person salary of these employees is significantly higher than the salary earned by our staff employed in our core business. In addition, we recorded an expense of $512,000 in the three months ended December 31, 2006 relating to options under our stock option plans.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately the same at $2.0 million for the three months ended December 31, 2006 and 2005. In the 2006 period, development and production expense relating to production of content for our rehearsals.com division increased $430,000, while our consulting expenses decreased $340,000 and our legal and accounting expense decreased $215,000.

Interest Expense. We recorded interest expenses of $ 276,000 for the three months ended December 31, 2006, as compared to $125,000 for the three months ended December 31, 2005. The increase was due to increases in our indebtedness from $7.9 million at December 31, 2005 to $11.0 million at December 31, 2006.

Six Months Ended December 31, 2006 compared to Six Months Ended December 31, 2005

Revenues. Our revenues increased $356,000 from $3.1 million in the six months ended December 31, 2005 to $3.4 million in the six months ended December 31, 2006. The increase in revenues was due to providing production services and equipment rentals for more shows and to increased studio and equipment rentals.

Gross Profit. Gross profit remained relatively constant for the six months ended December 31, 2006 compared to the six months ended December 31, 2005. Although revenues increased for the six months ended December 31, 2006 by $356,000, the costs of revenues also increased for the same period by $376,000. In the six months ended December 31, 2006, salaries and compensation of technical support personnel increased by $290,000 and equipment rental expense increased by $95,000.

Salaries and Wages. Salaries and wages increased from $2.5 million for the six months ended December 31, 2005 to $4.5 million for the six months ended December 31, 2006. This increase is primarily attributable to a 24% increase in the number of employees (from 90 at December 31, 2005 to 112 at December 31, 2006), due principally to staffing of our rehearsals.com division. Lastly, due to the highly technical skill set of the production staff required by our rehearsals.com division, the per person salary of these employees is significantly higher than the salary earned by our staff employed in our core business. In addition, we recorded an expense of $1.0 million in the six months ended December 31, 2006 relating to options under our stock option plans.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $5.7 million for the six months ended December 31, 2005, to $4.3 million for the six months ended December 31, 2006, primarily due to: (i) a decrease of $2.2 million in consulting expenses (which expenses in fiscal 2005 had resulted in substantial part from the issuance of common stock to consultants); and (ii) a decrease in legal and accounting fees of $386,000.  These decreases were partially offset by: (i) an $802,000 increase in development and production expense relating to production of content for our rehearsals.com division; and (ii) an $83,000 increase in depreciation and amortization.

Interest Expense. We recorded interest expenses of $526,000 for the six months ended December 31, 2006, as compared to $470,000 for the six months ended December 31, 2005. The increase was due to increases in our indebtedness from $7.9 million at December 31, 2005 to $11.0 million at December 31, 2006.

Beneficial Conversion Feature on Debt. In September 2005, we converted all of our outstanding convertible notes into 7,585,719 shares of our common stock. Because the convertible notes converted into common stock at a 50% discount to market, we recognized an expense of $7.2 million in connection with the conversion (which equaled the outstanding principal and accrued and unpaid interest on the notes). We had no conversions in the six months ended December 31, 2006.

Financial Condition, Liquidity and Capital Resources

Our accounts receivable (net of allowance for doubtful accounts) decreased from $704,000 at June 30, 2006 to $562,000 at December 31, 2006, due primarily to collection efforts prior to the calendar year end.

Our revenue-earning equipment consists of our inventory of musical instruments (including technical and production equipment) for rental and broadcasting equipment used in our rehearsals.com division. Our revenue-earning equipment, before depreciation, increased from $5.7 million at June 30, 2006 to $5.9 million at December 31, 2006. We do not have any planned material additional capital expenditures during the fiscal year, as we have completed the initial build-out of our broadcast center and acquired sufficient broadcast equipment until our rehearals.com division starts generating material revenues.

Our property and equipment consists of our variable interest entity’s land and building and the building’s leasehold improvements, leasehold improvements for our other three properties, machinery and equipment not related to our rental and broadcasting equipment, and all furniture and fixtures. Our property and equipment, before depreciation, increased from $5.1 million at June 30, 2006 to $5.2 million at December 31, 2006, due primarily to entering into two financing agreements to purchase new vehicles for a total of $111,000.

Our short-term debt at December 31, 2006 included principally: (i) $275,000 under revolving lines of credit with three financial institutions, with borrowings under these credit lines being unsecured with no material covenants, at an average interest rate during fiscal year 2006 of approximately 10% on the combined outstanding balance; (ii) $100,000 under a note payable from an unrelated party bearing an interest rate of 6% per annum which is due and payable upon demand, (iii) $225,000 under an unsecured loan from a former employee in bearing interest at a variable rate of prime plus 4% per annum (12.25% per annum at December 31, 2006) due December 31, 2006, and repaid in January 2007; (iv) $50,000 under notes payable to Johnny Caswell and Jan Parent at an interest rate of 9.6% per annum, which are due and payable upon demand; (v) $50,000 loan from an unaffiliated party bearing an interest rate of 5% per annum which are due and payable on December 31, 2006; (vi) $50,000 loan bearing an interest rate of 9.00% per annum from an unrelated party due and payable on March 31, 2007 (vii) $488,000 that represents the current portion of equipment leases; (viii) $1,117,500 of advances under revolving lines of credit from Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston, bearing interest at the prime rate plus 4.00%; (ix) loans in the aggregate amount of $160,000 bearing interest at the rate of 8% per annum due and payable upon demand from Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston; (x) a loan in the amount of $250,000 bearing interest at the rate of 10% per annum due and payable January 31, 2007; (xi) loans in the aggregate net amount of $180,000 bearing interest at the rate of 10% per annum and due and payable December 31, 2007; (xii) a loan in the amount $660,000 (of which $92,000 was retained by the lender as an interest reserve) bearing interest at the greater of 14% per annum or prime plus 5.75% due and payable on September 1, 2007 and secured by a junior security interest in our equipment, which loan was guaranteed by Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston; (xiii) loans in the aggregate amount of $102,000 bearing interest at the rate of 10% per annum due and payable upon demand from Johnny Caswell and Jan Parent; (xiv) a $500,000, 6% convertible debenture due June 12, 2006 for which the Company has accrued a liquidated damages penalty capped at $110,000 (the lender has not declared a default in the note, and we are in negotiations to extend the maturity date); and (xv) $189,000 of non-interest bearing payables for operating expenses paid by related parties.

Our long-term debt at December 31, 2006 included principally: (i) $3,093,000 under a loan bearing interest at a variable rate of prime plus 1.75% per annum (10% per annum at December 31, 2006), maturing in 2010, with payments based on a 25-year amortization, and secured by secured by a first deed of trust on the land and buildings leased to us by an affiliate; (ii) $1,776,000 under a bank loan bearing interest at a variable rate of prime plus 2.75% per annum (11% per annum at December 31, 2006), and secured by substantially all of our assets and by a junior security interest in the land and building; (iii) $191,000 under a bank loan bearing interest at a variable rate of (9.25% per annum at December 31, 2006) and fully amortizing through maturity in November 2009; and (iv) $75,000 under notes payable to Jan Parent at an interest rate of 9% per annum, which are due and payable in July 2010.

Our common stock and paid-in capital increased from $27.9 at June 30, 2006 to $31.9 million at December 31, 2006, due primarily to: (i) $2.1 million from the sale of 1,849,288 shares of common stock in a private placement; (ii) $75,000 from the issuance of 45,001 shares of common stock to a third party for services and a loan; (iii) $1,002,983 relating to employee stock options; (iv) $540,000 relating to an option to purchase 400,000 shares issued to a consultant for services; and (v) $315,321 for amortization of warrants previously issued to third parties for services.

Since the start-up of rehearsals.com in fiscal year 2004, we have had a working capital deficiency as our cash requirements have exceeded our cash flows from operations. We incurred expenses of approximately $7.3 million in fiscal year 2006 and $3.4 million in the six months ended December 31, 2006, in connection with rehearsals.com. These losses are due largely to compensation expense, acquisitions of assets, production and production support in connection with the start-up of rehearsal.com and the creation of digital content. Through January 31, 2007, we had not generated any revenues from this division.

We have fulfilled these cash flow shortages with proceeds from the sales of securities, borrowings and extensions of maturity dates from lenders. Since July 1, 2006, we have relied increasingly on short-term borrowings to fulfill our cash requirements; these borrowings totaled $2.4 million during the six months ended December 31, 2006. During the same period, we generated $2.3 million from the sale of common stock. During the period from January 1, 2007 to February 11, 2007, we raised additional funds as follows: (i) net proceeds of $ 2.7 million from the sale to two investors of $3,000,000 principal amount of 10% convertible debentures and warrants to purchase 3,000,000 shares of our common stock, and (b) $264,500 from short term borrowings from related parties. Of the net proceeds from the sales of the debentures and warrants, we used $930,000 to repay indebtedness (including $500,000 of indebtedness to related parties) and the balance was used for working capital purposes.

We will continue to have working capital deficiencies until we can generate either significant financings from the sale of securities or other borrowings and/or generate material revenues from rehearsals.com. Our cash requirements in fiscal year 2007 include not only cash to fund our operating shortages but to repay maturing debt and accounts payable and accrued payroll. As of December 31, 2006, and after giving effect to the repayment of debt using the proceeds from the sale of convertible debentures and warrants, we had approximately $900,000 of principal indebtedness due on demand and approximately $500,000 of principal indebtedness due on December 31, 2006 and an additional $3.4 million due on or before December 31, 2007. Of this amount, $1.7 million is due to our directors and principal shareholders. In the period January 1, to February 11, 2007, we repaid $930,000 of principal indebtedness.

We will continue to seek additional financing to funds these shortages. In addition, our plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on our rehearsals.com website. The amount and timing of revenues from rehearsals.com will depend upon a number of factors, many of which are beyond our control of the Company (see “Certain Factors Relating to our Digital Music Division,” below). We anticipate that the earliest we could receive significant revenues from rehearsals.com is the latter part of the third quarter of fiscal year 2007.

We are obligated to file no later than March 22, 2007 a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the convertible debentures and exercise of the warrants issued in January 2007. During the period from the filing to the effectiveness of such registration statement, without the consent of these investors, with certain limited exceptions we will be not be permitted to issue common stock or common stock equivalents (and our ability to issue securities during this period will also be severely limited under applicable securities laws). In addition, under the terms of the convertible debentures, for so long as the convertible debentures are outstanding, without the consent of a majority in principal amount of the convertible debentures then outstanding, we may not borrow more than: (i) $5.5 million of new non equity-linked indebtedness or $7.5 million including refinancings; and (ii) $10.0 million of equity-linked indebtedness on terms no less favorable to us than the convertible debentures and warrants, none of which indebtedness may be senior to the convertible debentures and of which no more than $3 million may be pari passu with the convertible debentures. The purchasers of the convertible debentures and the warrants also have a right of first refusal, with certain limited exceptions, with respect to our financings prior to December 31, 2008.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Certain Factors relating to our Financial Condition and Liquidity

We have a working capital deficiency

Since the start-up of rehearsals.com in fiscal year 2004, we have had a working capital deficiency as our cash requirements have exceeded our cash flows from operations. We have incurred expenses of approximately $3.4 million for the six months ended December 31, 2006, in connection with rehearsals.com. These losses are due largely to compensation expense, acquisitions of assets, production and production support in connection with the start-up of rehearsal.com and the creation of digital content. Since inception, we have not generated any revenues from this division.

We have fulfilled these cash flow shortages with proceeds from the sales of securities, borrowings and extensions of maturity dates from lenders. During fiscal 2006, we obtained $6.2 million from the sales of common stock and $815,000 from borrowings. Since July 1, 2006, we have relied increasingly on short-term borrowings to fulfill our cash requirements; these borrowings totaled $2.4 million during the six months ended December 31, 2006. During the same period, we generated $2.3 million from the sale of common stock. During the period from January 1, 2007 to February 11, 2007, the Company sold to two institutional investors for an aggregate $3,000,000, 10% convertible debentures and warrants to purchase 3,000,000 shares of the Company’s common stock, and also received $264,500 from short term notes payable proceeds from related parties.

We will continue to have working capital deficiencies until we can generate either a significant financing from the sale of securities or other borrowings and/or generate material revenues from rehearsals.com. Our cash requirements in fiscal year 2007 include not only cash to fund our operating shortages but to repay maturing debt and accounts payable and accrued payroll, which aggregated $3.0 million at June 30, 2006. As of December 31, 2006, we had approximately $900,000 of principal indebtedness due on demand, and $500,000 of principal indebtedness due on December 31, 2006 and an additional $3.4 million due on or before December 31, 2007. Of this amount, $1.7 million is due to our directors and principal shareholders. In the period January 1, to February 11, 2007, we repaid $930,000 of principal indebtedness.

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

We have suffered material net losses and have a stockholders’ deficit

We recorded net losses of $7.8 million during the six months ended December 31, 2006, $25.3 million in the fiscal year 2006 and $6.5 million in the fiscal year 2005, causing a significant deterioration in our financial condition. We had a stockholders’ deficit of $9.7 million at December 31, 2006.

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

We anticipate continuing to incur operating losses until such time as we can generate net earnings in rehearsals.com. We do not anticipate generating revenues in rehearsals.com until the third quarter of fiscal year 2007. The success of our rehearsals.com division will be dependent upon a number of factors, many of which are beyond our control (see “Certain Factors Relating to rehearsals.com” below). Accordingly, we can give no assurance as to when, if ever, that we will become profitable.

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

We have a relatively limited history operating with the digital media business of rehearsals.com, which is still in its start-up phase. Moreover, we may expand into related areas in the future in which we have limited or no experience. As a result, we have limited financial results from this business on which you can assess our future prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering new and rapidly evolving businesses.

We need to effectively manage our growth and the execution of our business plan. Any failure to do so would negatively impact our results.

To manage operations effectively, we must constantly improve our operational, financial and other management processes and systems. Our success also depends largely on our ability to maintain high levels of employee utilization, to manage our costs in general and administrative expense in particular, and otherwise to execute on our business plan. We need to cost-efficiently develop rehearsals.com as well as expand our core business and effectively implement our business strategy. There are no assurances that we will be able to effectively and efficiently manage this growth. Any inability to do so could increase our expenses and negatively impact our results of operations.

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

We are dependent upon the creative skills, leadership and relationships of CenterStaging founders Johnny Caswell, our Chairman and Jan Parent, who serves as our Senior Executive Vice President, respectively, Roger Paglia, our Chief Executive Officer and Vice-Chairman, Howard Livingston, our Chief Financial Officer, Paul Schmidman, our President and Chief Operating Officer, Michael Sandoval, our Executive Vice President - Administration and Music Publishing, and Tommy Nast, our Executive Vice President - Business Development. We do not currently maintain key person life insurance on any of these persons. The loss of services of any of these key personnel could have a material adverse affect on our business and operations, including our ability to develop and execute a long-term, profitable business plan.

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

As of December 31, 2006, Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston owned beneficially 60% of our outstanding Common Stock. These four shareholders also constitute our board of directors. Because of their share ownership, these four shareholders have the power to elect all of our directors (there are no cumulative voting rights), and have the power to approve or disapprove any actions considered by our shareholders, including a change in the authorized capital stock, the sale of all or substantially all of our assets, and mergers. This concentration of ownership of our Common Stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our company or our assets and may adversely affect the market price of our Common Stock.

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

Since common stock is not listed on the Nasdaq Stock Market or any national securities exchange, if the trading price of our common stock is below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock. These disclosures include a schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. This information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of holders of the Common Stock to sell their shares.

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

None that were not reported on a Form 8-K

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

Date: February 14, 2007	CENTERSTAGING CORP.

	By:	/s/ Howard Livingston
Howard Livingston, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	First amendment to the Revolving Line of Credit Agreement dated December 22, 2006 by and between CenterStaging Corp. and Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act