Form 10QSB
period 2007-03-31
CenterStaging Corp.
filed 2007-05-21
CIK 1172939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of common stock outstanding as of May 15, 2007: 62,548,226

CENTERSTAGING CORP.

Form 10-QSB

PART I.

FINANCIAL INFORMATION

Item 1.  Financial Statements

CenterStaging Corp.
Condensed Consolidated Balance Sheet
March 31, 2007
UNAUDITED

ASSETS
Current assets
Cash and cash equivalents	$183,417
Investment in marketable securities (available for sale)	13,318
Accounts receivable, net of allowance for doubtful
accounts of $77,824	741,726
Other current assets	1,508,627

Total current assets	2,447,088

Revenue-earning equipment
Musical instruments	1,663,819
Broadcasting equipment	4,272,238
Less accumulated depreciation	(2,351,639)

Total revenue-earning equipment, net	3,584,418

Property and equipment
Land	275,000
Building	837,677
Leasehold improvements	3,230,488
Machinery and equipment	575,408
Furniture and fixtures	346,126
Less accumulated depreciation	(3,270,327)

Total property and equipment, net	1,994,372

Other assets
Deposits	56,138
Deferred costs, net	117,622

Total other assets	173,760

Total assets	$8,199,638

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Condensed Consolidated Balance Sheet (continued)
March 31, 2007
UNAUDITED

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,993,541
Accrued payroll and other compensation	2,538,723
Accrued interest, rent, and other liabilities	440,777
Loans and lines of credit	1,033,909
Related party notes payable	932,177
Deferred revenues	346,112
Deferred rent	118,218
Current portion of capital lease obligations	497,648
Current portion of convertible notes payable	430,139
Current portion of notes payable	2,693,755

Total current liabilities	11,024,999

Long-term liabilities
Capital lease obligations, less current portion	1,028,018
Convertible notes payable, less current portion	940,186
Notes payable, less current portion (includes $75,000 related party payable)	4,914,287

Total long-term liabilities	6,882,491

Total liabilities	17,907,490

Interest of consolidated variable interest entity	638,126

Stockholders' deficit
Common stock, $.0001 par value, 100,000,000 shares authorized,
62,548,226 shares issued and outstanding	6,254
Additional paid-in capital	36,273,082
Notes receivable from stockholders and related party	(942,918)
Accumulated deficit	(45,682,396)

Total stockholders' deficit	(10,345,978)

Total liabilities and stockholders' deficit	$8,199,638

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended March 31, 2007 and 2006
 UNAUDITED

	Three months ended		Nine months ended
	Mar 31, 2007	Mar 31, 2006	Mar 31, 2007	Mar 31, 2006

Revenue	$1,438,931	$1,152,818	$4,876,218	$4,234,285

Cost of revenue	871,466	752,424	2,682,018	2,187,343

Gross profit	567,465	400,394	2,194,200	2,046,942

Operating Expenses:

Salaries and wages	3,233,328	1,965,605	7,727,319	4,482,409

Selling, general, and administrative expenses	1,775,816	2,318,056	6,108,714	8,032,721

Total operating expenses	5,009,144	4,283,661	13,836,033	12,515,130

Loss from Operations	(4,441,679)	(3,883,267)	(11,641,833)	(10,468,188)

Other Income (Expense)

Interest income	17,866	17,869	53,599	53,608

Interest expense including note discounts	(649,975)	(505,927)	(1,175,871)	(1,039,217)

Loss on sale of assets	-	(1,531)	-	(20,837)

Beneficial conversion feature on debt				(7,168,615)

Other gains and (losses)	60,978	(28,037)	39,948	(45,560)

Total other expense	(571,131)	(528,626)	(1,082,324)	(8,220,621)

Loss before income of variable interest entity and income taxes	(5,012,810)	(4,411,893)	(12,724,157)	(18,688,809)

Provision for income taxes	-	-	-	-

Income of variable interest entity	(33,465)	(5,075)	(121,431)	(110,613)

Net loss	$(5,046,275)	$(4,416,968)	$(12,845,588)	$(18,799,422)

Net loss per share (basic and diluted)	$(0.08)	$(0.08)	$(0.21)	$(0.36)

Number of weighted average shares used in calculation
(basic and diluted)	62,038,141	57,541,234	61,199,611	52,647,356

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2007 and 2006
UNAUDITED

	Nine months ended March 31,
	2007	2006
Cash flows provided by (used for) operating activities:
Net Loss	$(12,845,588)	$(18,799,422)
Adjustments to reconcile net loss to net cash provided by (used for)
for operating activities:
Income of consolidated variable interest entity	121,429	110,613
Provision for bad debts	15,824	(9,409)
Loss on sale of asset and allowance for related receivable	0	44,837
Amortization of non-cash marketing revenue	(19,054)	(16,353)
Depreciation of revenue-earning equipment	561,705	508,856
Depreciation of other property and equipment	541,759	472,601
Noncash compensation for consultants with common stock	57,749	2,493,599
Noncash compensation for third party warrants	315,686	610,632
Noncash compensation for non-employee stock options	539,673	-
Noncash compensation for employee stock option plan	2,427,891	331,086
Noncash loan fee of stock issued to third party note holder	45,002	-
Amortization of deferred costs	284,932	(4,101)
Amortization of debt issuance costs	-	-
Amortization of discount related to convertible debenture	-	302,778
Beneficial conversion feature on debt	-	7,168,615
Other (gains) and losses	(39,949)	45,560

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(53,790)	(59,593)
Increase in prepaids and other current assets	(766,695)	(192,007)
(Increase) decrease in deposits	1,442	5,646
(Increase) decrease in deferred costs	(10,373)	-
Increase (decrease) in accounts payable	534,727	1,105,917
Increase (decrease) in accrued payroll and other compensation	1,126,186	-
Increase (decrease) in accrued interest, rent and other liabilities	(262,310)	-
Increase (decrease) in deferred revenue	170,000	-
Decrease in deferred rent	(57,040)	(17,721)
Net cash used for operating activities	(7,310,794)	(5,897,866)

Cash flows used for investing activities:
Purchases of musical instruments	(41,220)	(27,064)
Purchases of broadcasting equipment	-	(32,727)
Purchases of other property and equipment	(96,576)	(225,988)
Loans to related party for Las Vegas venture	-	(50,514)
Loans to shareholders of consolidated variable interest entity	(53,598)	(80,540)
Net cash used for investing activities	(191,394)	(416,833)

Cash flows provided by financing activities:
Payments on lines of credit	(4,231)	(64,351)
Payments on related party notes payable	(1,418,089)	-
Payments on notes payable (not related parties)	(885,823)	(49,457)
Payments on capital lease obligations	(371,907)	(238,533)
Net proceeds from lines of credit	550,000	703
Proceeds from issuance of notes payable (related parties)	1,751,952	75,000
Proceeds from issuance of notes payable (non related parties)	2,998,427	100,000
Proceeds from issuance of convertible notes	-	1,791,000
Proceeds from issuance of convertible debenture	3,000,000	500,000
Proceeds from issuance of common stock	2,059,872	4,442,846
Net cash provided by financing activities	7,680,199	6,557,208
See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp.
Condensed Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended March 31, 2007 and 2006
UNAUDITED
	Nine months ended March 31,
	2007	2006

Increase in cash and cash equivalents	178,011	242,509

Cash and cash equivalents, beginning of period	5,406	63,288

Cash and cash equivalents, end of period	183,417	$$305,797

Supplemental disclosure of cash flow information:

Cash paid for interest	$614,417	$297,592

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Revenue earning instruments obtained for marketing considerations	$1,760	$18,978

Marketable securities acquired in reverse merger	$-	$164,720

Conversion of debt to equity	$-	$7,163,228

Purchase of equipment under capital leases	$116,864	$-

Purchase of vehicles under financing agreements	$111,801	$-

Common stock issued as loan fee in connection with promissory note	$81,500	$-

Common stock issued for services	$475,012	$-

Conversion of note payable to deferred revenue	$100,000	$-

See accompanying notes to these condensed consolidated financial statements

CenterStaging Corp
Notes to Condensed Consolidated Financial Statements
March 31, 2007
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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of CenterStaging and its wholly owned subsidiary, CMPI. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company is the primary beneficiary of a variable interest entity (VIE), Jan and Johnny, Inc. Jan and Johnny, Inc. is owned by Jan Parent and Johnny Caswell, directors and executive officers of the Company, who together owned 36% of the outstanding Common Stock of the Company as of March 31, 2007. The Company adopted FIN 46(R) effective July 1, 2004. This requires that the Company consolidate the activities of the VIE into its financial statements. During the periods ended March 31, 2007 and 2006, all intercompany balances have been eliminated in consolidation.

Note 2. Equity Transactions

Securities Based Compensation for Non-employees

The Company issued 263,231 shares of its restricted common stock with a total value of $246,486 for compensation of non-employees in the three months ended March 31, 2007. The value was calculated based on the closing price of the Company’s stock traded on the OTC:BB as of the date of the transaction. The Company also issued 500,000 shares of its restricted common stock with a total value of $310,000, to consultants providing services to the Company over a 10 month period. Under EIFT 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company has valued the compensation based on the closing price of the Company’s stock traded on the OTC:BB as of the date of the transaction, and has remarked to fair value the common shares as of March 31, 2007, and has recorded an adjustment to equity of $33,071, and a gain of $3,543.

Warrant issuances

The Company issued warrants in connection with debt financing arrangements as described in Note 8 below.

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

The 2005 ISO Plan provides for the issuance to employees of up to 2,000,000 shares of Common Stock upon exercise of options intended to qualify as “incentive stock options” under the Internal Revenue Code. The exercise price of each option may not be less than the fair market value of the Common Stock on the date of grant and an option’s maximum term is ten years. A summary of the status of the 2005 ISO Plan as of March 31, 2007, and changes during the nine months ended on that date, is presented below:

2005 ISO Plan	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2006	1,709,000	$1.85
Granted	230,000	$1.80
Exercised	-	$-
Forfeited	(54,000)	($1.80)
Converted	-	$-
Expired	-	$-
Cancelled	-	$-
Outstanding at March 31, 2007	1,885,000	$1.85
Options exercisable at March 31, 2007	-	$-
Options vested and expected to vest at March 31, 2007	1,885,000	$1.85

The 2005 NQO Plan provides for the issuance to directors, employees and consultants of up to 3,000,000 shares of Common Stock upon exercise of options. The exercise price of each option may not be less than 85% of the fair market value of the Common Stock on the date of grant and an option’s maximum term is ten years. A summary of the status of the 2005 NQO Plan as of March 31, 2007, and changes during the nine months ended on that date is presented below:

2005 NQO Plan	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2006	2,205,000	$1.80
Granted	3,345,000	$1.53
Exercised	-	$-
Forfeited	-	$-
Converted	-	$-
Expired	-	$-
Cancelled	-	$-
Outstanding at March 31, 2007	5,550,000	$1.76
Options exercisable at March 31, 2007	-	$-
Options vested and expected to vest at March 31, 2007	5,550,000	$1.76

The Company granted options to purchase 230,000 shares and 3,345,000 shares under the 2005 ISO Plan and 2005 NQO Plan, respectively, during the three months ended March 31, 2007. For both plans, the fair values of stock options granted during the nine months ended March 31, 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Expected life (in years)	5	6.5
Average risk-free interest rate	4.4 to 5.1%	4.4%
Expected volatility	113-157%	157%
Expected dividend yield	-	-

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

The estimated fair value of options granted during the nine months ended March 31, 2007 ranged from $0.60 per share to $1.47 per share.

SFAS No. 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 1.5%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

The table below presents information related to stock option activity for the three months ended March 31, 2007 and 2006:

(in thousands)	Three months ended March 31,
	2007	2006
Total intrinsic value of stock options exercised	$-	$-
Cash received from stock option exercises	-	-
Gross income tax benefit from the exercise of stock options	-	-

The aggregate intrinsic value of the options at March 31, 2007 was zero. Accordingly, there was also no pretax intrinsic value that would have been received by the optionee. There were no options exercised in the three and nine months ended March 31, 2007 and 2006.

During the three months ended March 31, 2007 and 2006, the Company recognized $1,424,816 and $2,427,891, respectively, of stock-based compensation expense and zero in related tax benefits, respectively (which expenses were included in selling, general and administrative expenses). As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was $5,531,124.

Prior to January 1, 2006, the Company accounted for its options in accordance with SFAS No. 123; however, prior to January 1, 2006, the Company did not have any options outstanding. Accordingly, the Company did not recognize compensation expense in its consolidated financial statements for stock options for periods prior to January 1, 2006.

Note 3. Related Party Notes Payable

As of July 1, 2006, the Company entered into separate revolving line of credit agreements with each of Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent, directors and executive officers of the Company. Under the terms of the credit agreements, each of these individuals may, in his sole and absolute discretion, advance funds to the Company on a revolving basis to meet the Company’s short-term working capital needs as may be requested from time to time. The total principal amount of all advances outstanding at any time under each credit agreement may not exceed $500,000, for an aggregate of $2,000,000. The advances bear interest at a variable rate equal to the prime rate plus 4% and are due and payable on demand. As of March 31, 2007, a total of $620,500 principal amount of advances were outstanding under the credit agreements.

Note 4. Variable Interest Entities

The Company leases one of the buildings at its Burbank facility from Jan and Johnny, Inc., an entity established for the sole purpose of acquiring and leasing the building. Under FIN-46R, Jan and Johnny, Inc. is a variable interest entity and the Company is the primary beneficiary. Therefore, the Company has consolidated Jan and Johnny, Inc. in its consolidated financial statements. The land and building have a carrying value of $854,394 with related mortgage debt of $3,084,542 as of March 31, 2007.

Note 5. Segments: Production and Support Services and Rentals, and “rehearsals.com” Operations

The Company manages its operations through two business segments: (i) provision of musical production services, renting of musical instruments and renting studios for rehearsals and production, and (ii) “rehearsals.com” operations. Through March 31, 2007, the Company has derived its revenues from production and support services and the rental of musical instruments and rehearsal studio space. In 2004, the Company formed a digital media division, called “rehearsals.com,” to produce and distribute original high definition audio/video content of musicians and recording artists at our studios as they rehearse, give clinics and record. The Company’s plan is to generate revenues from rehearsals.com through the distribution and licensing of its high-definition audio/video content and through sponsorships on its rehearsals.com website.

Administrative functions such as finance, treasury and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. For the nine months ended March 31, 2007 and 2006, there were no transactions between the two segments. The operating costs of each segment are captured discretely within each segment. The Company’s property and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

Summary financial information for the two reportable segments is as follows:

	Nine months ended March 31,
	2007	2006
Production Services and Rental Operations:
Net sales	$4,876,218	$4,234,285
Operating loss	6,417,592	5,143,924
Identifiable assets	4,363,695	3,462,485
Accounts receivable, net	741,726	541,741
Property and equipment, net	1,382,049	1,482,255
Revenue earning equipment, net	360,796	257,505

Rehearsals.com Operations:
Net sales	-	-
Operating loss	5,224,241	5,324,264
Identifiable assets	3,835,943	4,131,108
Accounts receivable, net	-	-
Property and equipment, net	612,322	962,443
Revenue earning equipment, net	3,223,621	3,412,057

Consolidated Operations:
Net sales	$4,876,218	$4,234,285
Operating loss	11,641,833	10,468,188
Identifiable assets	8,199,638	7,593,593
Accounts receivable, net	741,726	541,741
Property and equipment, net	1,994,372	2,444,698
Revenue earning equipment, net	3,584,418	3,669,562

Note 6. Commitments and Contingencies

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 7. Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company experienced net losses of $25,298,931 and $6,473,187 for the fiscal years ended June 30, 2006 and 2005, respectively, and net losses of $12,845,588 and $18,799,422 for the nine months ended March 31, 2007 and 2006, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of March 31, 2007, had an accumulated deficit of $45,682,396 and a total stockholders’ deficit of $10,345,978. These matters, among others, raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset and liability amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Historically, the Company has been able to raise additional capital. During the fiscal year ended June 30, 2006, the Company sold 4,180,983 shares of Common Stock in a private offering for $6,246,476, and during the nine months ended March 31, 2007, the Company sold 1,849,288 shares of Common Stock in private offerings for $2,059,872. During the nine month period ended March 31, 2007, the Company also raised $6,259,392 from debt financings, net of repayments. During the period April 1, 2007 to May 14, 2007, the Company obtained proceeds of $317,000 in debt financings (see Note 10). The Company’s ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, our results of operations, our success in implementing its business plan for rehearsals.com and investors’ perceptions of its business and prospects. The Company therefore may not be able to continue to raise the needed capital. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company is taking action to address these matters, which include:

•	Retention of experienced management personnel with particular skills in the development and commercialization of rehearsal.com services.

•	Seeking contracts with musical performing artists.

•	The Company is seeking investment capital

•
Generate revenues from rehearsals.com through the distribution and licensing of the Company’s high-definition audio/video content and through sponsorships on its rehearsals.com website. The Company launched this website in March 2006, and as of March 31, 2007 had more than 70 hours of content available.

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

Note 8. Debt

Bridgepointe Master Fund and Crescent International Convertible Debt Financing

Pursuant to a Securities Purchase Agreement entered into on January 16, 2007 the Company issued and sold in a private placement to two institutional investors, Bridgepointe Master Fund and Crescent International (the “Purchasers”) for an aggregate purchase price of $3,000,000 and net proceeds of $2,690,000: (i) 10% Convertible Debentures due December 31, 2008 (the “Debentures”) in the principal amount of $3,000,000 and (ii) warrants to purchase 3,000,000 shares of the Company’s Common Stock for $1.10 per share (the “Investor Warrants”). The Company also entered into a Registration Rights Agreement with the Purchasers. The Securities Purchase Agreement contains a number of covenants by the Company. Of the net proceeds of the offering, the Company may use $1,200,000 to pay debt (provided that no more than $500,000 can be used to pay debt held by affiliates of the Company) with the balance for working capital. With the exception of certain exempt issuances, the Purchasers have a right of first refusal to participate in financing transactions of the Company through December 31, 2008 and the Company may not issue common stock or common stock equivalents until 90 days after the effective date of the registration statement registering the resale of the shares of common stock underlying the Debentures and the Warrants, unless such common stock or common stock equivalents are issued for cash consideration prior to the filing of such registration statement.

Debentures. The Debentures are unsecured and bear interest at 10% per annum with interest only payments, payable quarterly commencing on July 1, 2007. Under certain circumstances and conditions the Company may pay interest with shares of the common stock. The Company may not prepay the Debentures without the prior written consent of the Purchasers. The Debentures are convertible into Common Stock at any time at an initial conversion price of $1.00 per share. If the Company issues Common Stock at a price less than the then effective conversion price, or common stock equivalents with an exercise or conversion price less than the then effective conversion price, the conversion price will be reduced to such price. The Debentures contain certain covenants of the Company, including that without the consent of the holders of a majority in principal amount of the Debentures, the Company may not incur indebtedness other than permitted indebtedness and may not repurchase its stock or pay cash dividends. If the Company defaults under the Debentures, the Purchasers may accelerate the Debentures and the Company will be obligated to pay the sum of (i) the greater of (A) 120% of outstanding principal amount plus accrued but unpaid interest or (B) the outstanding principal amount plus accrued but unpaid interest under the Debenture divided by the then effective Conversion Price multiplied by the market price and (ii) all liquidated damages and other amounts owed by the Company to the Purchaser. The Investor Warrants are exercisable at any time and expire December 31, 2009. The exercise price of the Investor Warrants and the Placement Agent Warrant, defined below, (collectively the “Warrants”) is subject to reduction similar to the reduction in the conversion price of the Debentures. The holder of the Warrants may make a “net” or “cashless” exercise of the Warrants after January 16, 2008 if at the time of exercise there is no effective registration statement covering resale of the shares underlying the Warrants.

Registration Rights Payments: That registration rights include a provision for liquidated damages in the event the registration statement is not filed or declared effective in accordance with the terms of the agreement. The Company may incur liquidated damage payments of 1.5% of the aggregate subscription amount per month to a maximum of 20%. The Company evaluated this provision in accordance with FSP 00-19-2 and has determined that a payment under this feature would be remote, therefore the Company has not accrued for any liability at this time.

Exempt Issuance Provision The Debentures also contain exempt issuances provisions. Key exempt issuances are: (i) Options to employees, officers or directors of the company with a cap of no more than 2.2 million shares in any twelve month period; (ii) Issuance of up 1.0 million shares of common stock in any twelve month period for (a)Goods or services in lieu of cash, (b) Consideration for extended indebtedness, (d) Settlement of litigation; (iii) Issuance of up to 2.0 million warrants or options at a price equal to the greater of market or $1.10/share in any twelve month period for: (a) Goods or services in lieu of cash, (b) Consideration for extended indebtedness, (c) Settlement of litigation, and (iv) Securities issued pursuant to a acquisition or strategic transaction.

Reset Right If, at any time while this Debenture is outstanding, the Company or any Subsidiary, as applicable, sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any Common Stock or Common Stock Equivalents entitling any Person to acquire shares of Common Stock at an effective price per share that is lower than the then Conversion Price (such lower price, the “Base Conversion Price” and such issuances, collectively, a “Dilutive Issuance”) (if the holder of the Common Stock or Common Stock Equivalents so issued shall at any time, whether by operation of purchase price adjustments, reset provisions, floating conversion, exercise or exchange prices or otherwise, or due to warrants, options or rights per share which are issued in connection with such issuance, be entitled to receive shares of Common Stock at an effective price per share that is lower than the Conversion Price, such issuance shall be deemed to have occurred for less than the Conversion Price on such date of the Dilutive Issuance), then the Conversion Price shall be reduced to equal the Base Conversion Price. Such adjustment shall be made whenever such Common Stock or Common Stock Equivalents are issued. Notwithstanding the foregoing, no adjustment will be made in respect of an Exempt Issuance

The total purchase price of $3,000,000 was allocated first to the Warrants, on the relative fair value method ($1,223,804), second to the embedded derivative related to forced conversion feature, which has been determined to have zero value, third to the beneficial conversion feature of the Debentures, based on the intrinsic value method ($1,073,804), and lastly to the Debentures ($702,392). The $2,297,608 discount, consisting of the value of the warrants and beneficial conversion feature, on the Debentures is being amortized to interest expense over the term of the Debentures using the effective interest method. The Company also incurred placement fees and related legal costs totaling $441,121, consisting of cash placement fees of $300,000, warrants to purchase 150,000 shares of the Company’s Common Stock under terms similar that of the investors with a Black-Scholes valuation of $121,121, and cash fees for legal documentation of $20,000. The Company recognized $46,271 of amortization for these financings costs in the three months ending March 31, 2007. At March 31, 2007, the unamortized discount on the Debentures was $2,059,814. The following table reflects the Debentures at March 31, 2007:

Convertible Debentures	$3,000,000
Less: Unamortized Note Discount	(2,059,814)
Balance of Convertible Debentures at March 31, 2007	$841,186

The following table summarizes the charges to interest, amortization and other expense, relating to this transaction for the three months ended March 31, 2007:

Interest expense on debt	$60,822
Accretion of debt discount	$237,794

Warrants. The Warrants are exercisable into 3,000,000 shares of the Company’s Common Stock at an exercise price of $1.10 per share, and expire December 31, 2009. The Company would receive proceeds of $3,300,000 if all of the Warrants were exercised. The Warrants contain provisions to adjust the exercise price and number of shares that may acquired upon exercise in the event that the Company shall at any time (a) pay a dividend in Common Stock or securities convertible into Common Stock; (b) subdivide or split its outstanding Common Stock; or (c) combine its outstanding Common Stock into a smaller number of shares; then the number of shares to be issued immediately after the occurrence of any such event shall be adjusted so that the warrant holder thereafter may receive the number of shares of Common Stock it would have owned immediately following such action if it had exercised the Warrants immediately prior to such action and the exercise price shall be adjusted to reflect such proportionate increases or decreases in the number of shares. The warrants were evaluated under EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and properly classified as equity. Given that the Warrants were not deemed a derivative as defined above, they were assigned a relative fair value of $1,223,804 estimated using the Black-Scholes valuation model, and were recorded as a credit to “Additional-Paid-in-Capital” in the Company’s Balance Sheet. The following assumptions were used to determine the fair value of the Warrants using the Black-Scholes valuation model: a term of 2.96 years, risk-free rate of 4.32%, volatility of 127.7%, and dividend yield of zero. The Black-Scholes model resulted in a fair value of $0.69 per Warrant.

Embedded Derivatives. The Company has evaluated the terms of the Debentures in accordance with EITF 05-02 and the Debentures are deemed "non-conventional convertible debt instruments" because the Debentures are not settleable in either all cash or all Common Stock and are not convertible into a fixed number of shares. Given that the debt was determined to be non-conventional convertible debt, the Company then analyzed the conversion feature in accordance with EITF 00-19 and determined that it should be classified as equity.

The Debentures contain a forced conversion feature that occurs, if notwithstanding anything herein to the contrary, if after the Effective Date, the VWAP for each of any 20 consecutive Trading Days, which period shall have commenced only after the Effective Date (such period the “Threshold Period”), exceeds $2.00 (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock that occur after the Original Issue Date), the Company may, within two Trading Days after the end of any such Threshold Period, deliver a written notice to the Holder (a “Forced Conversion Notice” and the date such notice is delivered to the Holder, the “Forced Conversion Notice Date”) to cause the Holder to convert all or part of the then outstanding principal amount of this Debenture plus, if so specified in the Forced Conversion Notice, accrued but unpaid interest, liquidated damages and other amounts owing to the Holder under this Debenture, it being agreed that the “Conversion Date” for shall occur on the twentieth Trading Day following the Forced Conversion Notice Date (such twentieth Trading Day, the “Forced Conversion Date”). The Company may not deliver a Forced Conversion Notice, and any Forced Conversion Notice delivered by the Company shall not be effective, unless all of the equity conditions are met on each Trading Day occurring during the applicable Threshold Period through and including the later of the Forced Conversion Date and the Trading Day after the date such Conversion Shares pursuant to such conversion are delivered to the Holder. Any Forced Conversion shall be applied ratably to all Holders based on their initial purchases of Debentures pursuant to the Purchase Agreement, provided that any voluntary conversions by a Holder during the period commencing on the Forced Conversion Notice Date through the date the Conversion Shares subject to such Forced Conversion are delivered to such Holder shall be applied against such Holder’s pro-rata allocation, thereby decreasing the aggregate amount forcibly converted hereunder if only a portion of this Debenture is forcibly converted. For purposes of clarification, a Forced Conversion shall be subject to the provision requiring payment of liquidated damages and limitations on conversions. Management has evaluated the provision for the Forced Conversion and determined that the likelihood of a forced conversion is deemed to be very remote since it is not readily determinable what the market value will be, including whether or not a $120 million market cap floor would be sustainable. Accordingly, the Company has assigned zero value to this forced conversion feature.

Montage Convertible Debenture Amendment

In December 2005, the Company entered into the Securities Purchase Agreement with Montage Partners III, LLC (“Montage”). Pursuant to the Securities Purchase Agreement, on December 12, 2005, Montage purchased for $500,000 a 6% Senior Secured Convertible Debenture (the “Montage Debenture”) in the principal amount of $500,000 due June 12, 2006 together with warrants (the “Montage Warrants”) to purchase an aggregate of 380,000 shares of Common Stock for $1.60 per share. In conjunction with the Securities Purchase Agreement the Company also entered into a Registration Rights Agreement.

On March 19, 2007, the Company entered into an agreement (the “Agreement”) with Montage Partners III, LLC (“Montage”) to amend the terms of the Montage Debenture, Montage Warrants and Registration Rights Agreement (together the “Transaction Agreements”) pursuant to the aforementioned Securities Purchase Agreement dated December 12, 2005.

Pursuant to the Transaction Agreements: (i) The Montage Debenture was amended to increase the interest rate from 6% to 8% per annum effective as of July 1, 2006 and to reduce the conversion price from $1.50 to $1.00 per share, (ii) Montage agreed to forbear from issuing a notice of default and seeking default remedies pursuant to Montage Debenture until July 31, 2007, provided that the Company is in compliance with the Transaction Agreements; (iii) the Company issued to Montage 75,000 shares of the Company’s Common Stock, valued at $49,500, valued at the closing price of the Company’s common stock from the OTC:BB as of the transaction date, (iv) the Company paid Montage a cash fee of $50,000; (v) the Warrant was amended to reduce the exercise price from $1.60 to $1.10 per share and to extend the expiration date to December 12, 2010 (an extension of one year for the Warrant), and (vi) the Company granted piggyback registration rights to Montage for the Company’s Common Stock to be issued upon conversion of the Debenture and upon exercise of the Warrant and the 75,000 shares of the Company’s Common Stock issued to Montage Pursuant to the Agreement. The underlying shares would likely be free of Rule 144 restrictions, since the debt is greater than a year old and also the warrants have a cashless exercise feature.

The Company evaluated the amendments noted above based on guidance in SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings (“SFAS15”), EITF Issue No. 02-04, Determining Whether a Debtor's Modification or Exchange of Debt Instruments Is within the Scope of FASB Statement No. 15 (“EITF 02-4”), EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), and EITF Issue No. 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments (“EITF 06-6”). The Company determined the amendments did not constitute a troubled debt restructuring under SFAS15 and EITF 02-4 as the Company has not granted a concession to the creditor. As a result, the transaction was evaluated in accordance with EITF 96-19. Pursuant to EITF 96-19, the Company is required to account for these modifications as debt extinguishments if it is determined that the terms changed substantially. An indication of the existence of substantially different terms is whether the present value of the cash flows under the terms of the modified debt was less than 10% from the present value of the remaining cash flows under the terms of the original instrument. In calculating the present value of cash flows before and after modification, the Company determined that the cash flows changed by less than 10 percent. Additionally, as required under EITF 06-6, the Company evaluated the change in the fair value of the embedded conversion option. Under EITF 06-6, a substantial modification has occurred and the issuer should apply extinguishment accounting if the change in the fair value of the embedded conversion option (calculated as difference between the fair value of the conversion option immediately before and after the modification) is at least 10 percent of the carrying value of the original debt instrument prior to the modification. The Company evaluated the change in the fair value of the embedded conversion option noting the change was less than 10% of the carrying value of the debt. Accordingly, the terms of the old and new notes were determined to be not substantially different precluding accounting for the modification as an extinguishment. The increase in fair value of the embedded conversion option was recorded as a debt discount and amortized over the remaining term of the note (134 days).

Fife Original Issue Discount Note

On March 26, 2007, the Company borrowed $1,600,000 from John Fife (the “Secured Party”). The foregoing loan is evidenced by that certain Series 2007 Secured Original Issue Discount Note Due On Or Prior To March 26, 2008 (the “Fife Note”) and is secured by the personal guaranties of certain of the Company’s officers and directors pursuant to a Guaranty dated March 26, 2007 and by a pledge of certain shares of the Company’s Common Stock owned by those officers and directors pursuant to a Stock Pledge Agreement dated March 26, 2007. The Fife Note is not secured by any of the Company’s assets and is not convertible into the Company’s Common Stock. No warrants were issued in conjunction with the Fife Note.

The Company is obligated to pay the Secured Party $2,000,000 if the Discount Note is paid on or prior to September 26, 2007, $2,133,333 if the Fife Note is paid after September 26, 2007 but on or prior to December 26, 2007, and $2,400,024 if the Discount Note is paid after December 26, 2007 but on or prior to March 26, 2008. In connection with the Discount Note, the Company has paid commission valued at $240,000 in cash and other compensation. The Company analyzed certain embedded features of the note per SFAS No. 133 and determined that the attributes of the embedded features are clearly and closely related to the note and do not have to be accounted for separately as derivatives.. The note is classified as short-term debt. Additionally, the Company’s financial position is such that the most likely repayment date will be March 26, 2008. The repayment amount is $2,400,024. Thus, the original issue discount amount is $800,024, which is $2,400,024 less $1,600,000. Additionally, the Company incurred financing fees of $279,500 with the Fife Note, which will be amortized through March 26, 2008.

The following table reflects the Note at March 31, 2007:

Repayment amount	$2,400,024
Less: Unamortized Original Issue Discount	(789,065)
Value of Convertible Debenture at March 31, 2007	$1,610,959

The following table summarizes the charges to interest, amortization and other expense, relating to this transaction for the three months ended March 31, 2007:

Interest expense from debt discount	$10,959
Interest expense from financing fees	$3,829

Notes Payable - Unrelated Parties

In the three month ending March 31, 2007, the Company received new loan proceeds on short term notes payable of $601,475 and repaid principal of $537,688 on unrelated party notes payable.

Financings from Related Parties

In the three month ending March 31, 2007, the Company has borrowed additional amounts aggregating $415,000, and repaid $1,137,000, of which $225,000 was repaid to a former employee, and the balance repaid to Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent, directors and executive officers of the Company.

Note 9. Recent Accounting Pronouncements

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments" ("EITF 06-6"). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , "Debtor's Accounting for a Modification or Exchange of Debt Instruments,". The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF 06-6 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("EITF 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders' equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of EITF 06-7 did not have a material impact on our consolidated financial position, results of operations or cash flows. On December 21, 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2 Accounting for Registration Payment Arrangements. Under this FSP, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants, or other financial instruments subject to the registration payment provisions. A liability for a registration payment arrangements should be recognized when payment is probable and the amount is reasonably estimable, whether at inception or during the life of the arrangement (in accordance with FASB Statement No. 5, Accounting for Contingencies). The FSP is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into before December 21, 2006, companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings in fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any of this FSP on its financial statements; however the Company does not expect the effects of adoption to have a material impact on its consolidated financial position, results of operations and cash flows.

In February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal year 2008. The Company is presently evaluating the impact of the adoption of SFAS 159 on its consolidated results of operations and financial position.

Note 10. Subsequent Events

Financings from Related and Unrelated Parties

Since March 31, 2007 the Company has borrowed additional amounts aggregating $57,000, and repaid $40,000, under revolving lines of credit from Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent. In addition, the Company has borrowed in the aggregate $300,000 from an unrelated third party, bearing interest at a rate of 14% per annum and due and payable December 31, 2007.

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

In 2004 we formed a new division, rehearsals.com, to produce and distribute original high definition digital video content of musicians and recording artists at its studios as they rehearse, give clinics and record. This original digital content will provide a behind-the-scenes perspective of recording artists, capturing candid, unscripted interactions among those artists and the music they play. We intend to distribute this original content worldwide, primarily through third party distribution channels, such as the Internet, television, cable providers, video, DVD, and pay-per-view. We hope to generate revenues from this business primarily through sponsorships and through subscription fees and pay per download for access to content on our website. We have incurred significant costs in starting up this division but have not generated any significant revenues to date in the division.

We recorded a net loss of $12.8 million in the nine months ended March 31, 2007, compared to a net loss of $18.8 million in the nine months ended March 31, 2006. The decrease in the net loss was due primarily to the fact that in the first quarter of fiscal 2006 we recognized an expense of $7.2 million associated with the conversion of $7.2 million of outstanding convertible notes at a conversion price of 50% of the market price, and a $2.6 million reduction in consultant expense which was offset by an increase in salary and wages expense of $3.2 million. The $3.2 million increase in salaries and wages during the nine months ended March 31, 2007, was due to growth of approximately 17% in personnel, including several highly skilled executives and a non cash increase of $2.1 million related to stock options. Revenues increased $642,000 from $4.2 million in the nine months ended March 31, 2006 to $4.9 million in the nine months ended March 31, 2007 in our productions services and rental operations; we have had no material revenues from our rehearsals.com division.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues. Our revenues of $1.4 million for the three months ended March 31, 2007 were a $286,000 increase over revenues of $1.1 million for the three months ended March 31, 2006. The increase in revenues was due to providing production services and our equipment rentals for more shows and to increased studio and equipment rentals.

Gross Profit. Gross profit increased from $400,000 for the three months ended March 31, 2006 to $567,000 for the three months ended March 31, 2007. Cost of revenues consist principally of salaries and compensation of technical support personnel, which increased by $119,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Salaries and Wages. Salaries and wages increased from $2.0 million for the three months ended March 31, 2006 to $3.2 million for the three months ended March 31, 2007. This increase was primarily attributable to a $1.1 million increase in expense relates to the vesting of options issued under our employee stock option plans.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $2.3 million for the three months ended March 31, 2006 to $1.8 million for the three months ended March 31, 2007. The decrease is primarily attributed to a reduction of $500,000 in our consulting expenses.

Interest Expense. We recorded interest expense of $650,000 for the three months ended March 31, 2007, as compared to $506,000 for the three months ended March 31, 2006. The increase was due to increases in our indebtedness from $8.1 million at March 31, 2006 to $15.4 million (before applicable note payable discounts) at March 31, 2007.

Nine Months Ended March 31, 2007 compared to Nine Months Ended March 31, 2006

Revenues. Our revenues increased $642,000 from $4.2 million in the nine months ended March 31, 2006 to $4.9 million in the nine months ended March 31, 2007. The increase in revenues was due to providing production services and equipment rentals for more shows and to increased studio and equipment rentals.

Gross Profit. Gross profit increased from $2.0 million for the nine months ended March 31, 2006 to $2.2 for the nine months ended March 31, 2007.

Salaries and Wages. Salaries and wages increased from $4.5 million for the nine months ended March 31, 2006 to $7.7 million for the nine months ended March 31, 2007. The $3.2 million increase in salaries and wages during the nine months ended March 31, 2007 was due to growth of approximately 17% in personnel, including several highly skilled executives and a non cash increase of $2.1 million related to stock options.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $8.0 million for the nine months ended March 31, 2006, to $6.1 million for the nine months ended March 31, 2007, primarily due to: (i) a decrease of $2.6 million in consulting expenses (which expenses in fiscal 2006 had resulted in substantial part from the issuance of common stock to consultants); and (ii) a decrease in legal and accounting fees of $609,000. These decreases were partially offset by: (i) $958,000 increase in development and production expense relating to production of content for our rehearsals.com division; and (ii) an $115,000 increase in depreciation and amortization.

Interest Expense. We recorded interest expenses of $1.1 million for the nine months ended March 31, 2007, as compared to $1.1 million for the nine months ended March 31, 2006. The increase was due to increases in our indebtedness from $8.1 million at March 31, 2006 to $15.4 million at March 31, 2007.

Beneficial Conversion Feature on Debt. In September 2005, we converted all of our outstanding convertible notes into 7,585,719 shares of our common stock. Because the convertible notes converted into common stock at a 50% discount to market, we recognized an expense of $7.2 million in connection with the conversion (which equaled the outstanding principal and accrued and unpaid interest on the notes).  We had no conversions in the nine months ended March 31, 2007.

Financial Condition, Liquidity and Capital Resources

Our accounts receivable (net of allowance for doubtful accounts) was relatively constant at June 30, 2006 and March 31, 2007 in the amounts of $704,000 and $742,000 respectively.

Our revenue-earning equipment consists of our inventory of musical instruments (including technical and production equipment) for rental and broadcasting equipment used in our rehearsals.com division. Our revenue-earning equipment, before depreciation, increased from $5.7 million at June 30, 2006 to $5.9 million at March 31, 2007. We do not have any planned material additional capital expenditures during the fiscal year, as we have completed the initial build-out of our broadcast center and acquired sufficient broadcast equipment until our rehearsals.com division starts generating material revenues.

Our property and equipment consists of our variable interest entity’s land and building and the building’s leasehold improvements, leasehold improvements for our other three properties, machinery and equipment not related to our rental and broadcasting equipment, and all furniture and fixtures. Our property and equipment, before depreciation, increased from $5.1 million at June 30, 2006 to $5.2 million at March 31, 2007, due primarily to entering into two financing agreements to purchase new vehicles for a total of $111,000.

Our short-term debt at March 31, 2007 included principally: (i) $275,000 under revolving lines of credit with three financial institutions, with borrowings under these credit lines being unsecured with no material covenants, at an average interest rate during fiscal year 2007 of approximately 10% on the combined outstanding balance; (ii) $100,000 under a note payable from an unrelated party bearing an interest rate of 6% per annum which is due and payable upon demand; (iii) $50,000 under notes payable to Johnny Caswell and Jan Parent at an interest rate of 9.6% per annum, which are due and payable upon demand; (iv) $50,000 loan from an unaffiliated party bearing an interest rate of 5% per annum which are due and payable on December 31, 2007; (v) $50,000 loan bearing an interest rate of 9.00% per annum from an unrelated party due and payable on March 31, 2007 (vi) $498,000 that represents the current portion of equipment leases; (vii) $621,000 of advances under revolving lines of credit from Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston, bearing interest at the prime rate plus 4.00%; (vii) loans in the aggregate amount of $160,000 bearing interest at the rate of 8% per annum due and payable upon demand from Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston; (iv) a loan in the amount of $250,000 bearing interest at the rate of 10% per annum due and payable January 31, 2007; (x) loans in the aggregate net amount of $275,000 bearing interest at the rate of 14% per annum and due and payable December 31, 2007; (xi) a loan in the amount $660,000 (of which $92,000 was retained by the lender as an interest reserve) bearing interest at the greater of 14% per annum or prime plus 5.75% due and payable on September 1, 2007 and secured by a junior security interest in our equipment, which loan was guaranteed by Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston; (xii) loans in the aggregate amount of $102,000 bearing interest at the rate of 10% per annum due and payable on May 31, 2007 from Johnny Caswell and Jan Parent; (xiii) a $500,000 (before $70,000 note discount), 8% convertible debenture due July 31, 2007; and (xiv) $2,400,000 (before $789,065 note discount) original issuance discount loan payable to an unrelated third party on or before March 26, 2008. This note was guaranteed by the CenterStaging common shares owned by Jan Parent, Roger Paglia and Howard Livingston.

Our long-term debt at March 31, 2007 included principally: (i) $3,085,000 under a loan bearing interest at a variable rate of prime plus 1.75% per annum (10% per annum at March 31, 2007), maturing in 2010, with payments based on a 25-year amortization, and secured by secured by a first deed of trust on the land and buildings leased to us by an affiliate; (ii) $1,728,000 under a bank loan bearing interest at a variable rate of prime plus 2.75% per annum (11% per annum at March 31, 2007), and secured by substantially all of our assets and by a junior security interest in the land and building; (iii) $176,000 under a bank loan bearing interest at a variable rate of (9.25% per annum at March 31, 2007) and fully amortizing through maturity in November 2009; (iv) $75,000 under notes payable to Jan Parent at an interest rate of 9% per annum, which are due and payable in July 2010; and (v) $3,000,000 (before $2,059,000 note discount), 10% convertible debenture due December 31, 2008.

Our common stock and paid-in capital increased from $27.9 at June 30, 2006 to $36.3 million at March 31, 2007, due primarily to: (i) $2.1 million from the sale of 1,849,288 shares of common stock in a private placement; (ii) $526,000 from the issuance of 808,232 shares of common stock to a third parties for services and loan fees; (iii) $1.9 million relating to employee stock options; (iv) $540,000 relating to an option to purchase 400,000 shares issued to a consultant for services; (v) $2.2 million for amortization of warrants issued to third parties for debt and services, and (vi) $1.1 million due to the beneficial conversion features attributed to the new debt issuances in the quarter.

Since the start-up of rehearsals.com in fiscal year 2004, we have had a working capital deficiency as our cash requirements have exceeded our cash flows from operations. We incurred expenses of approximately $7.3 million in fiscal year 2006 and $5.2 million in the nine months ended March 31, 2007, in connection with rehearsals.com. These losses are due largely to compensation expense, acquisitions of assets, production and production support in connection with the start-up of rehearsal.com and the creation of digital content. Through March 31, 2007, we had not generated a material amount of revenues from this division.

We have fulfilled these cash flow shortages with proceeds from the sales of securities, borrowings and extensions of maturity dates from lenders. Since July 1, 2006, we have relied increasingly on borrowings to fulfill our cash requirements; these borrowings totaled $6.9 million (before notes payable discount of $2.9 million) during the nine months ended March 31, 2007. During the same period, we generated $2.1 million from the sale of common stock. During the period from April 1, 2007 to May 14, 2007, the Company has borrowed additional amounts aggregating $57,000 and repaid $40,000, under revolving lines of credit from related parties. In addition, the company has borrowed in the aggregate $300,000 from an unrelated third party, bearing interest at a rate of 14% per annum and due and payable December 31, 2007.

We will continue to have working capital deficiencies until we can generate either significant financings from the sale of securities or other borrowings and/or generate material revenues from rehearsals.com. Our cash requirements in fiscal year 2007 include not only cash to fund our operating shortages but to repay maturing debt and accounts payable and accrued payroll. As of March 31, 2007, and after giving effect to the repayment of debt using the proceeds from the sale of convertible debentures and warrants, we had approximately $900,000 of principal indebtedness due on demand, and approximately $3.5 million due on or before March 31, 2008. Of these amounts, $1.0 million is due to our directors and principal shareholders.

We will continue to seek additional financing to funds these shortages. In addition, our plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on our rehearsals.com website. The amount and timing of revenues from rehearsals.com will depend upon a number of factors, many of which are beyond our control of the Company (see “Certain Factors Relating to our Digital Music Division,” below). We anticipate that the earliest we could receive significant revenues from rehearsals.com is the latter part of the fourth quarter of fiscal year 2007.

We filed on March 22, 2007 a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the convertible debentures and exercise of the warrants issued in January 2007. During the period from the filing to the effectiveness of such registration statement, without the consent of these investors, with certain limited exceptions we will be not be permitted to issue common stock or common stock equivalents (and our ability to issue securities during this period will also be severely limited under applicable securities laws). In addition, under the terms of the convertible debentures, for so long as the convertible debentures are outstanding, without the consent of a majority in principal amount of the convertible debentures then outstanding, we may not borrow more than: (i) $5.5 million of new non equity-linked indebtedness or $7.5 million including refinancings; and (ii) $10.0 million of equity-linked indebtedness on terms no less favorable to us than the convertible debentures and warrants, none of which indebtedness may be senior to the convertible debentures and of which no more than $3 million may be pari passu with the convertible debentures. The purchasers of the convertible debentures and the warrants also have a right of first refusal, with certain limited exceptions, with respect to our financings prior to December 31, 2008.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Certain Factors relating to our Financial Condition and Liquidity

We have a working capital deficiency

Since the start-up of rehearsals.com in fiscal year 2004, we have had a working capital deficiency as our cash requirements have exceeded our cash flows from operations. We incurred expenses of approximately $7.3 million in fiscal year 2006 and $5.2 million in the nine months ended March 31, 2007, in connection with rehearsals.com. These losses are due largely to compensation expense, acquisitions of assets, production and production support in connection with the start-up of rehearsal.com and the creation of digital content. Through March 31, 2007, we had not generated a material amount of revenues from this division.

We have fulfilled these cash flow shortages with proceeds from the sales of securities, borrowings and extensions of maturity dates from lenders. Since July 1, 2006, we have relied increasingly on borrowings to fulfill our cash requirements; these borrowings totaled $6.9 million (before notes payable discount of $2.9 million) during the nine months ended March 31, 2007. During the same period, we generated $2.1 million from the sale of common stock. During the period from April 1, 2007 to May 14, 2007, the Company has borrowed additional amounts aggregating $57,000, and repaid $40,000, under revolving lines of credit from related parties. In addition, the company has borrowed in the aggregate $300,000 from an unrelated third party, bearing interest at a rate of 14% per annum and due and payable December 31, 2007.

We will continue to have working capital deficiencies until we can generate either significant financings from the sale of securities or other borrowings and/or generate material revenues from rehearsals.com. Our cash requirements in fiscal year 2007 include not only cash to fund our operating shortages but to repay maturing debt and accounts payable and accrued payroll. As of March 31, 2007, and after giving effect to the repayment of debt using the proceeds from the sale of convertible debentures and warrants, we had approximately $900,000 of principal indebtedness due on demand, and approximately $3.5 million due on or before March 31, 2008. Of these amounts, $1.0 million is due to our directors and principal shareholders.

We will continue to seek additional financing to funds these shortages. In addition, our plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on our rehearsals.com website. The amount and timing of revenues from rehearsals.com will depend upon a number of factors, many of which are beyond our control of the Company (see “Certain Factors Relating to our Digital Music Division,” below). We anticipate that the earliest we could receive significant revenues from rehearsals.com is the latter part of the fourth quarter of fiscal year 2007.

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

We have suffered material net losses and have a stockholders’ deficit

We recorded net losses of $12.8 million during the nine months ended March 31, 2007, $25.3 million in the fiscal year 2006 and $6.5 million in the fiscal year 2005, causing a significant deterioration in our financial condition. We had a stockholders’ deficit of $10.3 million at March 31, 2007.

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

We anticipate continuing to incur operating losses until such time as we can generate net earnings in rehearsals.com. We do not anticipate generating revenues in rehearsals.com until the late fourth quarter of fiscal year 2007. The success of our rehearsals.com division will be dependent upon a number of factors, many of which are beyond our control (see “Certain Factors Relating to rehearsals.com” below). Accordingly, we can give no assurance as to when, if ever, that we will become profitable.

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

As of March 31, 2007, Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston owned beneficially 59% of our outstanding Common Stock. These four shareholders also constitute our board of directors. Because of their share ownership, these four shareholders have the power to elect all of our directors (there are no cumulative voting rights), and have the power to approve or disapprove any actions considered by our shareholders, including a change in the authorized capital stock, the sale of all or substantially all of our assets, and mergers. This concentration of ownership of our Common Stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our company or our assets and may adversely affect the market price of our Common Stock.

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

The Company issued 688,231 shares of its restricted common stock with a total value of $496,986 for compensation to various third parties, all of whom are accredited investors, for goods and services in the three months ended March 31, 2007.

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

CENTERSTAGING CORP.

Date: May 21, 2007	By:	/s/ Howard Livingston
Howard Livingston, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Securities Purchase Agreement dated as of January 16, 2007, by and among CenterStaging Corp. and the Purchasers named therein, including all schedules thereto, the forms of Common Stock Purchase Warrant, 10% Convertible Debenture due December 31, 2008 and Escrow Agreement; Registration Rights Agreement as of January 16, 2007 among CenterStaging Corp. and the Purchasers named therein.(1)

10.2	Stock Option Agreement dated March 13, 2007 by and between CenterStaging Corp. and Paul Schmidman.(2)

10.3	Agreement dated as of March 19, 2007, between CenterStaging Corp. and Montage Partners III, LLC(3)

10.4	Amended and Restated Secured Debenture dated March 19, 2007, in the original principal amount of $500,000, issued by CenterStaging Corp. in favor of Montage Partners III, LLC(3)

10.5	Amended and Restated Warrants dated March 19, 2007, issued by CenterStaging Corp. to Montage Partners III, LLC, to purchase 380,000 shares of common stock(3)

10.6	Amended and Restated Registration Rights Agreement dated as of March 19, 2007 between CenterStaging Corp. and Montage Partners III, LLC(3)

10.7	Series 2007 Secured Original Issue Discount Note Due On Or Prior To March 26, 2008 dated March 26, 2007(4)

10.8	Stock Pledge Agreement dated March 26, 2007 by and among John Fife, Roger Paglia, Howard Livingston, Jan Parent and John G. Caswell(4)

10.8	Guaranty dated March 26, 2007 by and among John Fife, Roger Paglia, Howard Livingston, Jan Parent and John G. Caswell(4)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1) Incorporated by reference to Form 8-K filed January 22, 2007
(2) Incorporated by reference to Form 8-K filed March 16, 2007
(3) Incorporated by reference to Form 8-K filed March 22, 2007
(4) Incorporated by reference to Form 8-K filed March 30, 2007