Form 10KSB
period 2007-06-30
CenterStaging Corp.
filed 2007-10-18
CIK 1172939

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

For Annual and Transition Reports
Pursuant to Sections 13 or 15(D) of the
Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO __________________

COMMISSION FILE NUMBER: 333-87968

CENTERSTAGING CORP.
(Exact name of Registrant as Specified in its Charter)

DELAWARE	45-0476087
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☒

Issuer’s revenues for the fiscal year 2007 were $6.8 million.

On October 12, 2007, the Registrant had 69,215,520 outstanding shares of Common Stock, $0.0001 par value.

Documents Incorporated by Reference. Portions of Registrant’s Proxy Statement to be filed in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Safe Harbor Statement

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-KSB contains a number of forward-looking statements that reflect management’s current views and expectations with respect to its business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words “believe,” “expect,” “intend,” “ anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions, identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

PART I

Item 1 — Description of Business

Overview

We engage primarily in: (i) providing musical production support and services, studio rental, and renting of musical instruments and related equipment, and (ii) through our rehearsals.com division; producing and distributing original, high-definition audio/video content of musicians and recording artists as they rehearse, give clinics and record at our studios. We formed our rehearsals.com division in 2004, and we have devoted considerable resources during the past two years to increasing our staffing and production capabilities for the division. Each of our segments is related to and supports the other segment.

We have provided production support and services for the live musical performances of what we believe to be most, if not all, major television awards shows produced in the United States during the past several years. These have included the Academy Awards, the GRAMMY Awards, the Academy of Country Music Awards and the Golden Globe Awards, among others. We also provide these services for other live televised events, including the Super Bowl Halftime Show, the Presidential Inauguration, and the Jerry Lewis Telethon. Additionally, in fiscal 2007 we provided production support for major television shows such as American Idol, the David Letterman Show, the Today Show, the Tonight Show and the Conan O’Brien Show.

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

Through our rehearsals.com division, we are creating a library of high-definition audio/video content featuring both well-known and emerging recording artists as they rehearse or perform at our studio facilities. This original digital content provides a behind-the-scenes perspective of the recording artists, capturing candid, unscripted interactions among those artists and their music. As of June 30, 2007, we had more than 4,000 hours of original unedited content from over 100 recording artists.

Our plan is to generate revenues from the distribution of our content, worldwide, through various distributors such as Internet service providers (ISPs), mobile carriers, handheld device makers, cable, satellite and broadcast providers, digital exhibitors, digital radio operators, and distributors of physical formats such as DVD. In order to achieve these distribution goals, as of June 30, 2007 we have formed alliances/license arrangements with Comcast, Joost!, National Cinemedia, MySpace, GoFish!, Ripple, MovieLink, DMGI, g8Wave, Hulu, SnoCap, Indie103.1 and Passport Approved. In addition, we will continue to expand our website “Rehearsals.com” which currently has more than 85 hours of original content, including performances of Hinder, Burt Bacharach, Michael Bublé, Pussycat Dolls, Public Enemy and many more.

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

Television Shows (in fiscal year 2007)
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

For example, we provided the production and support services for the 18 live music performances at the 2007 49th Annual Grammy Awards at the Staples Center in Los Angeles, California on February 11, 2007. Planning commenced for the show in early January 2007. The Company’s team of ten employees, which arrived at the Staples Center six days prior to the show, set up equipment and prepared the stage for the performances. We provided substantially all of the musical equipment and instruments used by the performers, some of whom rehearsed for the show in our Burbank studios.

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

Recording artists who have used our musical facilities during our fiscal year 2007 included, but are not limited to, 50 Cent, Chris Brown, Ashlee Simpson, Maroon 5, Rob Zombie, The Bravery, Interpol, Chris Cornell, Jennifer Lopez, Guns N’ Roses, Brian McKnight, Hilary Duff, Keith Urban, Beck, Macy Grey, Michael Bublé, Kelly Clarkson, Marilyn Manson, Good Charlotte, Fall Out Boy, John Fogerty, Josh Groban, Bjork, Seal, Fergie, Aly&AJ, Paul McCartney, Yellowcard, Lionel Richie, Nine Inch Nails, Aimee Mann, Velvet Revolver, Van Halen, Tony Bennett, and Stevie Wonder among others.

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

Original Content Production

Recording artists frequently use our studio facilities. We have entered into agreements with more than 100 recording artists (or their record companies) to digitally record their rehearsals or performances at our studios, and are continually in negotiations with other recording artists (or their record companies) for similar agreements. To date, we have recorded over 4,000 hours of unedited and edited audio/visual content and placed more than 85 hours of audio/visual content on the rehearsals.com website.

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

In July 2006, rehearsals.com was exposed to television viewers by the airing of the NBC prime-time special “Star Tomorrow,” which launched the first network-introduced online band competition. According to the overnight rating, this show had a viewing audience of 3.6 million. We recorded performances by about 100 bands participating in the NBC online competition, judged in part by renowned record producer David Foster (currently a judge on the Fox prime-time show “Celebrity Duets”). In exchange for production services during the competition, we obtained the right to include some of the audio/visual content on our rehearsals.com website, had visual banners promoting rehearsals.com, and received Internet links to rehearsals.com from the NBC “Star Tomorrow” website.

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

Distribution of Content and Strategic Alliances

Our plan is to generate revenues from the distribution of our content, worldwide, through various distributors such as Internet service providers (ISPs), mobile carriers, handheld device makers, cable, satellite and broadcast providers, digital exhibitors, digital radio operators, and distributors of physical formats such as DVD. In order to achieve these distribution goals, as of June 30, 2007 we have formed alliances/license arrangements with Comcast, Joost!, National Cinemedia, MySpace, GoFish!, Ripple, MovieLink, DMGI, g8Wave, Hulu, SnoCap, Indie103.1 and Passport Approved. In addition, we will continue to expand our website “Rehearsals.com” which currently has more than 85 hours of content, including performances of Band of Horses, Chris Issak, Chingy, High School Musical, Jack’s Mannequin, James Taylor, Kevin Federline, Michael Bublé, Norah Jones, Taylor Hicks, and Tom Petty among others.

In pursuit of expanding our website, rehersals.com, we are pursing various strategic alliances with other companies, primarily in digital media, preferably on an in-kind basis to minimize cash expenditures. Some of these companies may provide opportunities to jointly develop content, or provide enhanced technologies, or grant access to customers or audiences. For example, we are negotiating with several companies to provide a one-day studio shoot of a band competition winner in exchange for in-kind advertising, promotion and opt-in email lists.

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

Employees

At June 30, 2007, we had 110 full-time employees. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Item 2 — Description of Property

CenterStaging Burbank

Our principal facility is located near the Bob Hope Airport in Burbank, California. The 150,000 square foot facility is comprised of our executive and administrative offices, warehouse space for our inventory of musical instruments and equipment, one soundstage, eleven studios, editing rooms and a state of the art broadcast center. It is also the location for rehearsals.com.

We lease this facility under three leases. One lease expires June 30, 2008, and provides for monthly rent of $41,961. The second lease expires January 3, 2009, provides for monthly rent of $14,260 with a 3% increase each February for the term of the agreement. The third lease for the Burbank facility is with Jan & Johnny, Inc. and expires June 30, 2008 with an option to extend the lease an additional five years (until June 30, 2013). This third Burbank lease (which is accounted for as a Variable Interest Entity in our consolidated financial statements), provides for monthly payments of $34,729 with a 5% escalation clause each year through June 30, 2008. If the lease is extended, the rent commencing July 1, 2008 will be $40,000 per month.

CenterStaging East

Our secondary facility is located midway between New York City and Philadelphia in Bensalem, Pennsylvania. This facility occupies approximately 6,000 square feet of space and includes one studio. The lease expires January, 2010 and provides for monthly rent of $4,000.

Item 3 — Legal Proceedings

None.

Item 4 — Submission of Matters to a Vote of Security Holders

On June 29, 2007, the majority of the shareholders consented to the following:

1.
An amendment to our Certificate of Incorporation to increase our authorized shares of common stock from 100,000,000 shares to 250,000,000 shares and to authorize 25,000,000 shares of “blank check” preferred stock

2.	An amendment to our 2005 Incentive Stock Option Plan to increase the number of shares available for issuance under the plan from 2,000,000 shares to 4,000,000 shares

3.	An amendment to our 2005 Non-Qualified Stock Option Plan to increase the number of shares available for issuance under the plan from 3,000,000 shares to 4,000,000 shares

PART II

Item 5 — Market for Common Equity and Related Stockholder Matters

Market Information

Our Common Stock is currently traded under the symbol “CNSC” on the OTC Bulletin Board. Our Common Stock was approved for a non-priced quotation on the OTC Bulletin Board as of December 31, 2004, but did not trade until February 17, 2005. The following table sets forth the high and low last sale prices on the OTC Bulletin Board for each quarter since the quarter ended September 30, 2005. These represent prices between dealers, exclusive of retail markup, markdown or commission, and do not necessarily represent actual transactions.

Fiscal Year ended June 30, 2007	High	Low

First Quarter	$2.30	$1.40
Second Quarter	$2.20	$1.00
Third Quarter	$1.00	$0.51
Fourth Quarter	$0.89	$0.44

Fiscal Year ended June 30, 2006	High	Low

First Quarter	$5.75	$1.30
Second Quarter	$6.90	$3.90
Third Quarter	$8.00	$3.00
Fourth Quarter	$4.00	$2.00

Holders

As of October 10, 2007 there were approximately 5,275 holders of record of our Common Stock.

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

Equity Compensation Plans

The following table sets forth certain information regarding the Company’s equity compensation plans as of June 30, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,432,000	$1.82	3,568,000
Equity compensation plans not approved by security holders(1)	13,586,667	$1.14	na
Total	18,018,667	$1.33	3,568,000

(1) Represents shares underlying warrants granted from time to time to non-employees for services, and in connection with debt financing, including the following: (i) warrants that expire on March 31, 2009, and are exercisable as follows: (a) 800,000 warrants for $1.00 per share; (b) 800,000 warrants for $1.60 per share; and (c) 400,000 warrants for $1.75 per share; (ii) warrants to purchase 800,000 shares for $2.50 per share that expire December 31, 2008; (iii) warrants to purchase 40,000 shares for $2.00 per share that expire on October 27, 2007, (iv) warrants to purchase 400,000 shares for $2.00 per share that expire November 23, 2009; (v) warrants to purchase 3,150,000 shares for $0.60 per share (excluding up to an additional 2,600,000 warrants for dilutive issuance adjustments), expiring December 31, 2009; (vi) warrants to purchase 1,666,667 shares for $0.75 per share expiring June 30, 2010; (vii) warrants to purchase 50,000 shares for $0.60 expiring June 30, 2010; (viii)warrants to purchase 380,000 shares at $0.10 expiring December 12, 2010; (ix) contingently issuable 1,700,000 warrants at a price based on a future stock price in the event the contingent conditions are met; (x) options to purchase 400,000 shares at $1.45, expiring in September 2016; and (xi) options to purchase 3,000,000 shares for $1.25, expiring March 2017.

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

We recorded a net loss of $17.8 million in fiscal year June 30, 2007, compared to a net loss of $25.3 million in fiscal year June 30, 2006. The decrease in the net loss was due primarily to the fact that in the first quarter of fiscal 2006 we recognized an expense of $7.2 million associated with the conversion of $7.2 million of outstanding convertible notes at a conversion price of 50% of the market price, and a $5.4 million reduction in consultant expense which was offset by an increase in salary and wages expense of $3.5 million and an increase in interest expense of $1.5 million. The $3.5 million increase in salaries and wages during the fiscal year June 30, 2007, was due to growth of approximately 11% in personnel, including several highly skilled executives and a non cash increase of $2.3 million related to stock options. Revenues increased $1.1million from $5.7 million in fiscal year June 30, 2006 to $6.8 million in fiscal year June 30, 2007 related to our productions services and rental operations; we have had no material revenues from our rehearsals.com division.

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

Costs of Producing Audio-visual Content.  We account for costs associated with building our library pursuant to SOP 00-2. Costs incurred in producing audio-visual content for which we have secured distribution agreements are capitalized and remain unamortized until the project is distributed or are written off at the time they are determined not to be recoverable. Costs incurred in producing audio-visual content for which we have not secured distribution agreements are expensed as incurred until such time as we have secured distribution agreements.

The capitalized cost of producing music videos of rehearsals is recognized as expense in accordance with the individual project forecast method specified in SOP 00-2, pursuant to which we estimate the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenues to be realized from all media and markets for such programming. Amortization will commence in the period in which revenue recognition commences. We will regularly review and revise our total revenue estimates for each project, which may result in modifications to the rate of amortization. If a net loss is projected for a particular project, the related capitalized costs will be written down to estimated realizable value.

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

We adopted our 2005 Incentive Stock Option Plan and our 2005 Non-Qualified Option Plan under which we may issue an aggregate of 8,000,000 shares of our common stock upon exercise of stock options that may be awarded under the plans to directors, officers, employees and consultants. Additionally, we adopted our 2007 Compensation Plan under which we may issue an aggregate of 7,000,000 shares of our common stock that may be awarded to directors, officers, employees and consultants. We anticipate that we will make future stock option awards to eligible directors and employees under the option plans and to continue to utilize the services of consultants and other third parties and to incur stock-based compensation costs.

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

Accounting for Convertible Notes. The Company accounts for the notes and related provisions in accordance with provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, FASB Staff Position (“FSP”) No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and EITF 01-6, The Meaning of  “Indexed to a Company’s Own Stock”. The Company also evaluates the instruments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” allows measurement of fair values of hybrid financial instruments for accounting purposes. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts.

Variable Interest Entities . We lease one of the buildings at its Burbank facility from Jan and Johnny, Inc., an entity established for the sole purpose of acquiring and leasing the building. Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN- 46R”), requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. Under FIN-46R, Jan and Johnny, Inc. has been determined to be a variable interest entity and we are the primary beneficiary. We have consolidated Jan and Johnny, Inc., effective July 1, 2004. The building has been recorded as an asset and the related debt has been recorded as a liability in our consolidated balance sheet. The impact on our future consolidated statement of operations will be increased depreciation and interest expense, which will be partially offset by lower rent expense. The land and building have a carrying value of $275,000 and $837,677, respectively with related mortgage debt of $3,077,643 as of June 30, 2007.

Results of Operations

Fiscal Year 2007 compared to Fiscal Year 2006

Revenues. Our revenues increased from $5.7 million for fiscal year 2006 to $6.8 million for fiscal year 2007. This increase was primarily attributable to an increase in the number of televised award shows we supported, resulting in increased revenues from production services and music equipment rentals. Rental rates for studios and musical equipment remained relatively constant in fiscal years 2006 and 2007.

Gross Profit. Gross profit increased from $2.7 million for fiscal year 2006 to $3.2 million for fiscal year 2007. This increase was due to the increase in revenues with a $544,000 increase in cost of revenues. Cost of revenues consist principally of salaries and compensation of technical support personnel, which vary only with changes in personnel and are not based on the number of production service engagements. Further, there are minimal changes in expenses associated with musical equipment rental. Accordingly, our cost of revenues is not tied to our revenues except to the extent of certain incremental expenses associated with the award shows such as supplies, facilities allocation expense and allocation of certain administrative salaries.

Salaries and Wages. Salaries and wages increased from $6.6 million for fiscal year 2006 to $10.1 million for fiscal year 2007. The $3.5 million increase in salaries and wages during the fiscal year ended June 30, 2007 was due to growth of approximately 11% in personnel, including several highly skilled executives and staff, and a non cash increase of $2.3 million related to stock options.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $12.5 million for fiscal year 2006 to $8.3 million for fiscal year 2007, primarily due to: (i) a decrease of $5.4 million in consulting expenses (which expenses in fiscal 2006 had resulted in substantial part from the issuance of common stock to consultants); and (ii) a decrease in legal and accounting fees of $483,000. These decreases were partially offset by: (i) $1.3 million increase in development and production expense relating to production of content for our rehearsals.com division; and (ii) an $176,000 increase in depreciation and amortization.

Interest Expense. Interest expense increased from $1.0 million for the year ended June 30, 2006 to $2.4 million for the year ended June 30, 2007. The increase was due to the increase of $965,000 in note discount amortization and the increase in our debt obligations.

Beneficial Conversion Feature on Debt. In September 2005 we converted all of our outstanding convertible notes into 7,585,719 shares of our Common Stock. Because the convertible notes converted into Common Stock at a 50% discount to market, we recognized an expense of $7.2 million in the fiscal year ended June 30, 2006 in connection with the conversion (which equaled the outstanding principal and accrued and unpaid interest on the notes).

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at fiscal year ended June 30, 2007 was $81,792.

Our accounts receivable (net of allowance for doubtful accounts) decreased slightly from $704,000 at June 30, 2006 to $682,000 at June 30, 2007.

Our revenue-earning equipment consists of our inventory of musical instruments (including technical and production equipment) for rental and broadcasting equipment used in our rehearsals.com division. Our revenue-earning equipment, before depreciation, increased from $5.7 million at June 30, 2006 to $5.8 million at June 30, 2007. We did not have any material additional capital expenditures during the fiscal year, as we had completed the initial build-out of our broadcast center and acquired sufficient broadcast equipment until our rehearsals.com division starts generating material revenues.

Our property and equipment consists of our variable interest entity’s land and building and the building’s leasehold improvements, leasehold improvements for our other three properties, machinery and equipment not related to our rental and broadcasting equipment, and all furniture and fixtures. Our property and equipment, before depreciation, increased from $5.1 million at June 30, 2006 to $5.3 million at June 30, 2007, due primarily to entering into two financing agreements to purchase new vehicles for a total of $111,000.

Accounts payable increased from $1.6 million at June 30, 2006 to $2.4 million at June 30, 2007 as we expanded rehearsals.com.

Accrued payroll and other compensation increased from $1.4 at June 30, 2006 to $3.4 million at June 30, 2007.

Our short-term debt at June 30, 2007 included principally: (i) $275,000 under revolving lines of credit with three financial institutions, with borrowings under these credit lines being unsecured with no material covenants, at an average interest rate during fiscal year 2007 of approximately 10% on the combined outstanding balance; (ii) $100,000 under a note payable from an unrelated party bearing an interest rate of 6% per annum which is due and payable upon demand; (iii) $50,000 under notes payable to Johnny Caswell and Jan Parent at an interest rate of 9.6% per annum, which are due and payable upon demand; (iv) $50,000 loan from an unaffiliated party bearing an interest rate of 5% per annum which are due and payable on December 31, 2007; (v) $50,000 loan bearing an interest rate of 9.00% per annum from an unrelated party due and payable on March 31, 2007 (vi) $511,000 that represents the current portion of equipment leases; (vii) $598,000 of advances under revolving lines of credit from Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston, bearing interest at the prime rate plus 4.00%; (vii) loans in the aggregate amount of $160,000 bearing interest at the rate of 8% per annum due and payable upon demand from Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston; (ix) a loan in the amount of $250,000 bearing interest at the rate of 10% per annum due and payable January 31, 2007; (x) loans in the aggregate net amount of $625,000 bearing interest at the rate of 6% per annum and due and payable December 31, 2007, which loan was guaranteed by Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston; (xi) a loan in the amount $660,000 (of which $92,000 was retained by the lender as an interest reserve) bearing interest at the greater of 14% per annum or prime plus 5.75% due and payable on September 1, 2007 and secured by a junior security interest in our equipment, which loan was guaranteed by Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston; (xii) loans in the aggregate amount of $102,000 bearing interest at the rate of 10% per annum due and payable on May 31, 2007 from Johnny Caswell and Jan Parent; (xiii) a $500,000 (before $18,000 note discount), 8% convertible debenture due July 31, 2007; and (xiv) $2,400,000 (before $590,000 note discount) original issuance discount loan payable to an unrelated third party on or before March 26, 2008. This note was guaranteed by the CenterStaging common shares owned by Jan Parent, Roger Paglia and Howard Livingston, however the guarantee is indemnified by the company; (xx) $100,000 under a note payable from an unrelated party bearing an interest rate of 10% per annum which is due September 30, 2007.

Our long-term debt at June 30, 2007 included principally: (i) $3,077,000 under a loan bearing interest at a variable rate of prime plus 1.75% per annum (10% per annum at June 30, 2007), maturing in 2010, with payments based on a 25-year amortization, and secured by secured by a first deed of trust on the land and buildings leased to us by an affiliate; (ii) $1,738,000 under a bank loan bearing interest at a variable rate of prime plus 2.75% per annum (11% per annum at June 30, 2007), and secured by substantially all of our assets and by a junior security interest in the land and building; (iii) $164,000 under a bank loan bearing interest at a variable rate of (9.25% per annum at June 30, 2007) and fully amortizing through maturity in November 2009; (iv) $75,000 under notes payable to Jan Parent at an interest rate of 9% per annum, which are due and payable in July 2010; and (v) $3,000,000, 10% convertible debenture due December 31, 2008; and (vi) $1,000,000, 10% convertible debenture due June 30, 2009.

Our common stock and paid-in capital increased from $27.9 at June 30, 2006 to $38.9 million at June 30, 2007, due primarily to: (i) $2.1 million from the sale of 1,849,288 shares of common stock in a private placement; (ii) $682,000 from the issuance of 1,081,761 shares of common stock to a third parties for services and loan fees; (iii) $3.2 million relating to employee stock options; (iv) $540,000 relating to an option to purchase 400,000 shares issued to a consultant for services; (v) $2.8 million for relative fair value of warrants issued to third parties for debt and services, and (vi) $1.7 million due to the beneficial conversion features attributed to the new debt issuances in the quarter.

Since the start-up of rehearsals.com in fiscal year 2004, we have had a working capital deficiency as our cash requirements have exceeded our cash flows from operations. We incurred expenses of approximately $7.3 million in fiscal year 2006 and $6.8 million in fiscal year June 30, 2007, in connection with rehearsals.com. These losses are due largely to compensation expense, acquisitions of assets, production and production support in connection with the start-up of rehearsal.com and the creation of digital content. Through June 30, 2007, we had not generated a material amount of revenues from this division.

We have fulfilled these cash flow shortages with proceeds from the sales of securities, borrowings and extensions of maturity dates from lenders. Since July 1, 2006, we have relied increasingly on borrowings to fulfill our cash requirements; these borrowings totaled $8.4 million (before notes payable discount of $3.7 million) during the fiscal year June 30, 2007. During the same period, we generated $2.1 million from the sale of common stock. During the period from July 1, 2007 to October 12, 2007, the Company has borrowed additional amounts aggregating $31,000, net of repayments, under revolving lines of credit from related parties. In addition, the company has borrowed in the aggregate an additional $597,000, net of repayments of $92,000, from unrelated third parties.

We will continue to have working capital deficiencies until we can generate either significant financings from the sale of securities or other borrowings and/or generate material revenues from rehearsals.com. Our cash requirements in fiscal year 2008 include not only cash to fund our operating shortages but to repay maturing debt and accounts payable and accrued payroll. As of June 30, 2007, and after giving effect to the repayment of debt using the proceeds from the sale of convertible debentures and warrants, we had approximately $900,000 of principal indebtedness due on demand, and approximately $5.9 million due on or before June 30, 2008. Of these amounts, $909,000 is due to our directors and principal shareholders.

We will continue to seek additional financing to funds these shortages. In addition, our plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on our rehearsals.com website. The amount and timing of revenues from rehearsals.com will depend upon a number of factors, many of which are beyond our control of the Company (see “Certain Factors Relating to our Digital Music Division,” below). We anticipate that the earliest we could receive significant revenues from rehearsals.com is the latter part of the second quarter of fiscal year 2008.

We filed on March 22, 2007 a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the convertible debentures and exercise of the warrants issued in January 2007. During the period from the filing to 90 days from the effectiveness of such registration statement, without the consent of these investors, with certain limited exceptions we were not permitted to issue common stock or common stock equivalents (and our ability to issue securities during this period will also be severely limited under applicable securities laws). In addition, under the terms of the convertible debentures, for so long as the convertible debentures are outstanding, without the consent of a majority in principal amount of the convertible debentures then outstanding, we may not borrow more than: (i) $5.5 million of new non equity-linked indebtedness or $7.5 million including refinancings; and (ii) $10.0 million of equity-linked indebtedness on terms no less favorable to us than the convertible debentures and warrants, none of which indebtedness may be senior to the convertible debentures and of which no more than $3 million may be pari passu with the convertible debentures.

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

RISK FACTORS

Certain Factors relating to our Financial Condition and Liquidity

We have a working capital deficiency as our cash requirements exceed our cash flows from operations.

Since the start-up of rehearsals.com in fiscal year 2004, we have had a working capital deficiency as our cash requirements have exceeded our cash flows from operations. We incurred expenses of approximately $7.3 million in fiscal year 2006 and $6.8 million in fiscal year June 30, 2007, in connection with rehearsals.com. These losses are due largely to compensation expense, acquisitions of assets, production and production support in connection with the start-up of rehearsal.com and the creation of digital content. Through June 30, 2007, we had not generated a material amount of revenues from this division.

We have fulfilled these cash flow shortages with proceeds from the sales of securities, borrowings and extensions of maturity dates from lenders. Since July 1, 2006, we have relied increasingly on borrowings to fulfill our cash requirements; these borrowings totaled $8.4 million (before notes payable discount of $3.7 million) during the fiscal year June 30, 2007. During the same period, we generated $2.1 million from the sale of common stock. During the period from July 1, 2007 to October 12, 2007, the Company has borrowed additional amounts aggregating $31,000, net of repayments, under revolving lines of credit from related parties. In addition, the company has borrowed in the aggregate an additional $597,000, net of repayments of $92,000, from unrelated third parties.

We will continue to have working capital deficiencies until we can generate either significant financings from the sale of securities or other borrowings and/or generate material revenues from rehearsals.com. Our cash requirements in fiscal year 2008 include not only cash to fund our operating shortages but to repay maturing debt and accounts payable and accrued payroll. As of June 30, 2007, and after giving effect to the repayment of debt using the proceeds from the sale of convertible debentures and warrants, we had approximately $900,000 of principal indebtedness due on demand, and approximately $5.9 million due on or before June 30, 2008. Of these amounts, $909,000 is due to our directors and principal shareholders.

We will continue to seek additional financing to funds these shortages. In addition, our plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on our rehearsals.com website. The amount and timing of revenues from rehearsals.com will depend upon a number of factors, many of which are beyond our control of the Company (see “Certain Factors Relating to our Digital Music Division,” below). We anticipate that the earliest we could receive significant revenues from rehearsals.com is the latter part of the second quarter of fiscal year 2008.

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

We recorded net losses of $17.8 million during the fiscal year June 30, 2007 and $25.3 million in the fiscal year 2006, causing a significant deterioration in our financial condition. We had a stockholders’ deficit of $12.7 million at June 30, 2007.

We anticipate continuing to incur operating losses until such time as we can generate net earnings in rehearsals.com. We anticipate that the earliest we could receive significant revenues from rehearsals.com is the latter part of the second quarter of fiscal year 2008. The success of our rehearsals.com division will be dependent upon a number of factors, many of which are beyond our control (see “Certain Factors Relating to rehearsals.com” below). Accordingly, we can give no assurance as to when, if ever, that we will become profitable.

Our independent auditors have included a "going concern" qualification in their audit report of our financial statements for fiscal year 2007.

The report of Stonefield Josephson, Inc., our independent auditors, on our financial statements for fiscal year 2007 states that our net losses and stockholders' deficit raise substantial doubt about our ability to continue as a going concern. Our consolidated financials do not include any adjustments to the recoverability and classification of recorded assets, the amount and classification of liabilities that might be necessary in the event that we cannot continue in existence.

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

We are dependent upon the creative skills, leadership and relationships of CenterStaging founders Johnny Caswell and Jan Parent, who serve as our Chairman and Senior Executive Vice President, respectively, Roger Paglia, our Chief Executive Officer, Howard Livingston, our Chief Financial Officer, and Paul Schmidman, our President and Chief Operating Officer. We do not currently maintain key person life insurance on any of these persons. The loss of services of any of these key personnel could have a material adverse affect on our business and operations, including our ability to develop and execute a long-term, profitable business plan.

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

As of June 30, 2007, Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston owned beneficially 59% of our outstanding Common Stock. These four shareholders also constitute our board of directors and are our four most senior executive officers. Because of their share ownership, these four shareholders have the power to elect all of our directors (there are no cumulative voting rights), and have the power to approve or disapprove any actions considered by our shareholders, including a change in the authorized capital stock, the sale of all or substantially all of our assets, and mergers. This concentration of ownership of our Common Stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our company or our assets and may adversely affect the market price of our Common Stock.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently determining the effect, if any, the adoption of FIN 48 will have on the Company’s consolidated financial position, results of operations or cash flows

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have the Company’s consolidated financial position, results of operations or cash flows.

On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FAS 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 “Fair Value Measurements.” We will adopt FAS 159 beginning July 1, 2007 and we are currently evaluating the potential impact the adoption of this pronouncement will have on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), “Financial Statements - Considering The Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, - “Financial Statements Materiality”, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company applied the provisions of SAB 108 with the preparation of the Company's annual financial statements for the fiscal year ended June 30, 2007.

Item 7 — Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of CenterStaging Corp.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of CenterStaging Corp as of June 30, 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CenterStaging Corp as of June 30, 2007 and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial net losses and has substantial monetary liabilities in excess of monetary assets as of June 30, 2007 and has stockholders' deficit. The Company also has significant amounts of debt coming due in the next twelve month period. These matters, among others, raise substantial doubt about their ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recoded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Stonefield Josephson,Inc.
Los Angeles, California
October 17th, 2007

CenterStaging Corp.
Consolidated Balance Sheet
June 30, 2007

ASSETS

Current assets
Cash and cash equivalents	$81,792
Accounts receivable, net of allowance for doubtful
accounts of $40,988	681,583
Other current assets	1,166,729

Total current assets	1,930,104

Revenue-earning equipment
Musical instruments	1,683,233
Broadcasting equipment	4,105,730
Less accumulated depreciation	(2,446,909)

Total revenue-earning equipment, net	3,342,054

Property and equipment
Land	275,000
Building	837,677
Leasehold improvements	3,230,488
Machinery and equipment	575,408
Furniture and fixtures	346,126
Less accumulated depreciation	(3,452,764)

Total property and equipment, net	1,811,935

Other assets
Deposits	59,683
Deferred costs, net	112,103

Total other assets	171,786

Total assets	$7,255,879

See accompanying notes to these consolidated financial statements

CenterStaging Corp.
Consolidated Balance Sheet (continued)
June 30, 2007

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,365,017
Accrued payroll and other compensation	3,371,857
Accrued interest, rent, and other liabilities	491,336
Loans and lines of credit	934,190
Current portion of related party notes payable	1,006,286
Deferred revenues	210,687
Current portion of convertible notes payable	482,249
Current portion of deferred rent	82,068
Current portion of capital lease obligations	510,619
Current portion of notes payable	3,973,172

Total current liabilities	13,427,481

Long-term liabilities
Deferred rent, less current portion	16,168
Capital lease obligations, less current portion	899,225
Convertible notes payable, less current portion	652,460
Notes payable, less current portion	4,219,232
Related party notes payable, less current portion	75,000

Total long term liabilities	5,862,085

Total liabilities	19,289,566

Interest of consolidated variable interest entity	665,673

Stockholders' deficit
Common stock, $.0001 par value, 250,000,000 shares authorized,
63,047,783 shares issued and outstanding	6,305
Additional paid-in capital	38,869,840
Notes receivable from stockholders and related party	(960,784)
Accumulated deficit	(50,614,721)

Total stockholders' deficit	(12,699,360)

Total liabilities and stockholders' deficit	$7,255,879

See accompanying notes to these consolidated financial statements

CenterStaging Corp
Consolidated Statements of Operations
For the Fiscal Years Ended June 30, 2007 and 2006

	Years ended June 30,
	2007	2006
AUDITED
Revenue	$6,756,536	$5,705,241

Cost of revenue	3,593,098	3,049,394

Gross profit	3,163,438	2,655,847

Operating expenses:

Salaries and wages	10,110,574	6,604,602

Selling, general, and administrative expenses	8,273,347	12,481,886

Total operating expenses	18,383,921	19,086 ,488

Loss from operations	(15,220,483)	(16,430,641)

Other income (expense)

Interest income	71,463	71,488

Interest expense	(2,362,050)	(991,234)

Discount, convertible debenture	-	(500,000)

Loss on disposition of assets	(79,314)	(20,837)

Other than temporary impairment on marketable securities	(38,552)	(119,158)

Beneficial conversion feature on debt	-	(7,168,615)

Total other expenses	(2,408,453)	(8,728,356)

Loss before provision for income taxes and income of variable interest entity	(17,628,936)	(25,158,997)

Provision for income taxes	-	-

Provision for (income) of variable interest entity	(148,977)	(139,934)

Net loss	$(17,777,913)	$(25,298,931)

Net loss per share (basic and diluted)	$(0.29)	$(0.47)

Weighted average shares
(basic and diluted)	61,572,797	54,292,112

See accompanying notes to these consolidated financial statements

CenterStaging Corp.
Consolidated Statement of Stockholders' Deficit
For the Fiscal Years ended June 30, 2007 and 2006
AUDITED

	Common Stock		Additional Paid-in	Notes Receivable from stockholders and related	Accumulated	Total Stockholders'
	Shares	Amount	Capital	party	Deficit	Deficit

Balance at June 30, 2005	40,000,000	4,000	219,990	(1,024,958)	(7,537,877)	(8,338,845)

Issuance of stock for consulting services	2,600,000	260	2,529,343			2,529,603

Issuance of shares due to reverse merger	5,524,004	552	164,168			164,720

Conversion of debt to equity	7,585,719	759	14,326,453			14,327,212

Sale of common stock for cash	4,180,983	418	6,246,058			6,246,476

Intrinsic value of beneficial conversion feature			254,491			254,491

Relative fair value of warrants in conjunction with convertible debenture			245,509			245,509

Warrants issued to third parties			3,124,804			3,124,804

Stock Options Granted			797,697			797,697

Advances to stockholders and related party				(158,638)		(158,638)

Write down of related party loan for Las Vegas venture				294,276		294,276

Net loss					(25,298,931)	(25,298,931)

Balance at June 30, 2006	59,890,706	5,989	27,908,513	(889,320)	(32,836,808)	(5,811,626)

See accompanying notes to these consolidated financial statements.

CenterStaging Corp.
Consolidated Statement of Stockholders' Deficit
For the Fiscal Years ended June 30, 2007 and 2006
AUDITED

	Common Stock		Additional Paid-in	Notes Receivable from stockholders and related	Accumulated	Total Stockholders'
	Shares	Amount	Capital	party	Deficit	Deficit

Balance at June 30, 2006	59,890,706	5,989	27,908,513	(889,320)	(32,836,808)	(5,811,626)

Issuance of stock for consulting services	837,401	84	517,888			517,972

Issuance of shares for financing related fees	244,360	24	163,918			163,942

Issuance of stock for interest	226,028	23	91,925			91,948

Sale of common stock for cash	1,849,288	185	2,059,687			2,059,872

Intrinsic value of beneficial conversion feature			2,348,553			2,348,553

Relative fair value of warrants in conjunction with convertible debenture			1,618,006			1,618,006

Warrants issued to third parties			468,916			468,916

Stock Options Granted			3,692,434			3,692,434

Advances to stockholders and related party				(71,464)		(71,464)

Net loss					(17,777,913)	(17,777,913)

Balance at June 30, 2007	63,047,783	6,305	38,869,840	(960,784)	(50,614,721)	(12,699,360)

See accompanying notes to these consolidated financial statements.

CenterStaging Corp.
Consolidated Statements of Cash Flows
For the Fiscal Years Ended June 30, 2007 and 2006
AUDITED

	Year ended June 30,
	2007	2006
Cash flows used for operating activities:
Net Loss	$(17,777,913)	$(25,298,931)
Adjustments to reconcile net loss to net cash used for
for operating activities:
Income of consolidated variable interest entity	148,977	139,934
Change in allowance for bad debts	(21,012)	22,000
Loss on sale of asset	79,314	20,837
Amortization of non-cash marketing revenue	(24,858)	(22,445)
Depreciation of revenue-earning equipment	747,885	651,885
Depreciation of other property, plant, and equipment	724,196	637,509
Noncash compensation of consultants with common stock	517,972	2,529,600
Noncash compensation of third party warrants	468,916	3,124,806
Noncash compensation of non-employee stock options	539,673
Noncash compensation of employee stock option plan	3,152,761	797,697
Noncash loan fees of stock in connection with financings	163,942
Amortization of deferred costs	58,083	26,525
Amortization of note discounts	811,686	500,000
Beneficial conversion feature on debt		7,168,613
Other than temporary impairment on marketable securities	38,552	119,158
Write down of loan to related party for Las Vegas venture		230,924

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	43,189	(253,021)
(Increase) decrease in other current assets	(884,496)	60,659
(Increase) in deposits	(3,545)	(7,216)
(Increase) decrease in deferred costs	(27,318)	(40,000)
Increase (decrease) in accounts payable	797,662	636,424
Increase (decrease) in accrued payroll and other compensation	1,959,319	566,928
Increase (decrease) in accrued interest, rent and other liabilities	(119,805)	649,032
Increase in deferred revenue	7,005
(Decrease) in deferred rent liabilities	(77,022)	(22,708)

Net cash used for operating activities	(8,676,837)	(7,761,790)

Cash flows used for investing activities:
Purchases of musical instruments	(27,259)	(41,459)
Purchases of broadcasting equipment		(34,747)
Purchases of other property and equipment	(96,119)	(273,953)
Loans to shareholders of consolidated variable interest entity	(71,464)	(95,287)
Net cash used for investing activities	(194,842)	(445,446)

Cash flows provided by (used for) financing activities:
Payments on convertible notes	(350,000)
Payments on lines of credit	(3,951)	(64,703)
Payments on related party notes payable	(1,247,500)
Payments on notes payable (unrelated parties)	(1,019,541)	(387,390)
Payments on capital lease obligations	(491,905)	(330,805)
Proceeds from lines of credit	550,000	30,703
Proceeds from issuance of related party note payable	1,620,000	235,000
Proceeds from issuance of notes payable (unrelated parties)	3,481,090	129,073
Proceeds from issuance of convertible notes	4,350,000	1,791,000
Proceeds from issuance of convertible debenture		500,000
Proceeds from issuance of common stock	2,059,872	6,246,476
Net cash provided by financing activities	8,948,065	8,149,354

See accompanying notes to these consolidated financial statements

CenterStaging Corp.
Consolidated Statements of Cash Flows (continued)
For the Fiscal Years Ended June 30, 2007 and 2006
AUDITED

	Years ended June 30,
	2007	2006

Increase (decrease) in cash and cash equivalents	76,386	(57,882)

Cash and cash equivalents, beginning of year	5,406	63,288

Cash and cash equivalents in consolidated
variable interest entity, July 1

Cash and cash equivalents, end of year	$81,792	$5,406

Supplemental disclosures of cash flow information:

Cash paid for interest	$719,695	$831,971

Cash paid for income taxes	$0	$0

Supplemental disclosure of non-cash investing and financing activities:

Revenue earning instruments obtained for marketing considerations	$17,994	$37,694

Marketable securities acquired in reverse merger	$0	$164,720

Conversion of debt to equity	$0	$7,163,228

Purchase of equipment under capital leases	$166,867	$11,303

Conversion of note payable to deferred revenue	$100,000	$0

Common stock issued as payment of accrued interest	$91,948	$0

Warrants issued for debt offering costs	$121,190	$0

See accompanying notes to these consolidated financial statements

CENTERSTAGING CORP.

Notes to Consolidated Financial Statements
Fiscal Years Ended June 30, 2007 and 2006

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

The Company engages primarily in: (i) providing production and support services for live musical performances at major televised award shows such as the Academy Awards and the GRAMMY Awards, and other televised shows and events, such as the Super Bowl halftime show and presidential inaugurations; (ii) renting its studio facilities to musicians for rehearsal, production and recording; and (iii) renting musical instruments and related equipment for use at its studios and other venues. In 2004, the Company formed a digital media division, named “rehearsals.com,” to produce and distribute original high definition audio/video content of musicians and recording artists at the Company’s studios as they rehearse, give clinics and record. The Company’s plan is to generate revenues from rehearsals.com through the distribution and licensing of high-definition audio/video content and through sponsorships on its rehearsals.com website, which was launched in March 2006.

B.	Basis of Consolidation

The consolidated financial statements include the accounts of CenterStaging and CMPI. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company is the primary beneficiary of a variable interest entity (VIE), Jan and Johnny, Inc. Jan and Johnny, Inc. is owned by Jan Parent and Johnny Caswell, directors and executive officers of the Company who together owned 35% of the outstanding Common Stock of the Company as of June 30, 2007. The Company adopted FIN 46(R) effective July 1, 2004. This requires that the Company consolidate the activities of the VIE into its financial statements. During the periods ended June 30, 2007 and 2006, all intercompany balances have been eliminated in consolidation.

C.	Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company experienced net losses of $17,777,913 and $25,298,931 for the year ended June 30, 2007 and 2006, respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of June 30, 2007, had an accumulated deficit of $50,614,721 and a total stockholders’ deficit of $12,699,360. The Company also has significant amounts of debt coming due in the next twelve month period. These matters, among others, raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Historically, the Company has been able to raise additional capital. During the year ended June 30, 2007, the Company sold 1,849,288 shares of Common Stock in a private offering generating $2,059,872 of capital.  The Company's ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions,  results of operations, success in implementing its business plan for rehersals.com and investors' perceptions of the Company’s business and prospects. The Company therefore may not be able to continue to raise the needed capital.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company is taking action to address these matters, which include:

•	Retention of experienced management personnel with particular skills in the development and commercialization of rehearsal.com services.

•	Seeking contracts with musical performing artists.

•	Seeking investment capital.

The Company plans to generate revenues from rehearsals.com through the distribution and licensing of high-definition audio/video content and through sponsorships on its rehearsals.com website. The Company does not expect to recognize material revenues from rehearsals.com until late second quarter of fiscal year 2008. The Company launched this website in March 2006, and as of June 30, 2007, more than 85 hours of content was available.

The Company also plans to expand the distribution of its content worldwide through third-party distributors such as Internet service providers (ISPs), mobile carriers, handheld device makers, cable, satellite and broadcast providers, digital exhibitors, digital radio operators, and distributors of physical formats such as DVD.

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

D.	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

E.	Revenue-Earning Equipment and Property and equipment

Revenue earning equipment and property are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the respective assets, as follows:

Revenue Earning Equipment (“REE”):
Musical instruments and cases	3 to 7 years
Broadcasting equipment and cases	5 to 7 years

Property and Equipment:
Machinery, computers and equipment	1 to 5 years
Furniture and fixtures	3 to 7 years
Vehicles	5 years
Building	30 years
Leasehold improvements	Term of lease (1 to 5 years	)

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

Costs of Producing Audio-visual Content

The Company expenses all costs to create its content for multiplatform distribution. Once the Company has the ability to determine ultimate revenues to be derived from the content, it will begin to capitalize the cost in accordance with SOP 00-2 Accounting by Producers or Distributors of Films.

The capitalized cost of producing music videos of rehearsals is recognized as expense in accordance with the individual project forecast method specified in SOP 00-2, pursuant to which the Company will estimate the ratio that revenue which is earned for such programming in the current period bears to its estimate at the beginning of the current year of total revenues to be realized from all media and markets for such programming. Amortization will commence in the period in which revenue recognition commences. Management will regularly review and revise its total revenue estimates for each project, which may result in modifications to the rate of amortization. If a net loss is projected for a particular project, the related capitalized costs will be written down to estimated realizable value.

G.	Fair Value of Financial Instruments

The carrying value of certain financial instruments, including accounts receivable, other current assets, accounts payable, accrued expenses, and deferred revenues (none of which are held for trading) approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes and convertible notes payable approximate fair value.

H.	Business Risks and Credit Concentrations

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $40,988 as an allowance for doubtful accounts as of June 30, 2007.

I.	Accounting for Convertible Debt Securities

The Company accounts for the notes and related provisions in accordance with provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, FASB Staff Position (“FSP”) No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and EITF 01-6, The Meaning of “Indexed to a Company’s Own Stock”. The Company also evaluates the instruments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” allows measurement of fair values of hybrid financial instruments for accounting purposes. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts.

J.	Income Taxes

The Company accounts for its income taxes using SFAS No. 109, “Accounting for Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Revenue on musical production services is recognized over the period the revenue earning equipment or rehearsal studio space is rented based on the terms of the rental contract. Generally, the rental period is less than 30 days. As of June 30, 2007, the Company has not recognized any material revenue on the rehearsals.com operations.

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The fee for the arrangement is fixed or determinable; and

•	Collectability is reasonably assured.

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

Collectability is Reasonably Assured—The Company determines that collectability is reasonably assured prior to recognizing revenue. Collectability is assessed on a customer-by-customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectability is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

Management fees are recognized when the facility management services are rendered. During fiscal year 2007 and 2006, facility management services were provided to a related party. During fiscal year 2007 and 2006, management fees from this related party were eliminated in consolidation of this variable interest entity.

L.	Barter Transactions

Marketing and Product Placement Revenues and Expenses

Pursuant to the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 99-17, “Accounting for Advertising Barter Transactions,” the Company’s barter transactions are recorded at the estimated fair value of the asset received, generally using vendor invoice prices. Product placement revenue is recognized on a straight-line basis over the estimated life of the equipment. When the Company receives the musical instruments or audio equipment prior to its delivery of the product placement, a corresponding liability is recorded under the caption “Deferred Revenue.” CenterStaging received promotional instruments valued at $17,994 and $37,694 in the years ended June 30, 2007 and 2006, respectively.

M.	Website Development

Material software development costs incurred subsequent to the establishment of technological feasibility are capitalized. Technological feasibility is determined based on the completion of a working model. As of June 30, 2007 the Company has not capitalized any website development costs because such amounts are not material.

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

P.	Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 requires that a business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Currently, the Company operates in two segments: (i) provision of musical production services, renting of musical instruments and renting studios for rehearsals and production; and (ii) “rehearsals.com.” (See Note 8)

Q.	Stock and Warrant-Based Compensation for Non-employees

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

R.	Stock Options

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

S.	Variable Interest Entities

The Company leases one of the buildings at its Burbank facility from Jan and Johnny, Inc., an entity established for the sole purpose of acquiring and leasing the building. Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN- 46R”), requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. Under FIN-46R, Jan and Johnny, Inc. has been determined to be a variable interest entity and the Company is the primary beneficiary. The Company has elected to consolidate Jan and Johnny, Inc., effective July 1, 2004. The building has been recorded as an asset and the related debt has been recorded as a liability in the Company’s consolidated balance sheet. The impact on the Company’s future consolidated statement of operations will be increased depreciation and interest expense, which will be partially offset by lower rent expense. The land and building have a carrying value of $275,000 and $837,677, respectively with related mortgage debt of $3,077,643 as of June 30, 2007. (See Note 5)

T.	Basic and Diluted Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The number of anti-dilutive securities at June 30, 2007 was 25,185,334 shares.

U.	Recent Accounting Pronouncements

 In July 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of Statement of Financial Accounting Standards No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently determining the effect, if any, the adoption of FIN 48 will have on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have the Company’s consolidated financial position, results of operations or cash flows.

On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FAS 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 “Fair Value Measurements.” We will adopt FAS 159 beginning July 1, 2007 and we are currently evaluating the potential impact the adoption of this pronouncement will have on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), “Financial Statements - Considering The Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, - “Financial Statements Materiality”, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The Company applied the provisions of SAB 108 with the preparation of the Company's annual financial statements for the fiscal year ended June 30, 2007.

2.	Income Taxes

No provision for federal income taxes was recorded for fiscal years 2007 and 2006, because the Company incurred net operating losses for these periods.

	2007	2006
Income Tax Provision
Current:
Federal	$-	$-
State	-	-
	$-	$-

Deferred:
Federal	$-	$-
State	-	-
	$-	$-

	2007	2006
Effective Tax Reconciliation
Federal income tax rate	34.0%	34.0%
State and local taxes, net of federal tax benefit	5.8	5.8
Other	(1.2)	-
Change in valuation allowance	(38.6)	(39.8)
	0.0%	0.0%

The following table summarizes the deferred tax assets and liabilities for fiscal years 2007 and 2006:

	Year Ended June 30,
	2007		2006
	Federal	State	Federal	State
Deferred income tax assets:
Net operating loss carryforwards	$1,306,564	$2,216,584	$8,626,955	$2,161,682
Other	4,205,839	717,467	2,931,550	705,251
Total deferred income tax assets	17,512,403	2,934,051	11,558,505	2,866,932

Deferred income tax liabilities:
Property and equipment	(250,302)	(35,159)	(167,821)	(32,141)
State Taxes	(1,721,274)	-	(1,182,877)	-
Total deferred income tax liabilities	(1,971,576)	(35,159)	(1,350,698)	(32,141)

Net deferred income tax assets before valuation allowance	15,540,826	2,898,892	10,207,807	2,834,791
Valuation allowance	(15,540,826)	(2,898,892)	(10,207,807)	(2,834,791)

Net deferred income tax assets	$-	$-	$-	$-

Current net deferred income tax assets before allowance	$1,580,428	$273,372	$1,318,497	$348,555
Non-current net deferred income tax assets before allowance	13,960,398	2,625,520	8,889,310	2,486,236
Total net deferred income tax assets before allowance	$15,540,826	$2,898,892	$10,207,807	$2,834,791

Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has loss carryforwards of $39,137,953 (federal) and $38,216,973 (state) from continuing operations, which may be used to offset future United States federal and state income taxes and which begin to expire in 2012. The valuation allowance changed by approximately $6,916,540 and $9,982,598 during fiscal years 2007 and 2006, respectively.

3.	Debt

The following table summarizes the Company’s debt as of June 30, 2007.

	Liability	Unamortized Discounts	Net Liability

Current Debt
Loans and lines of credit	$934,190	$-	$934,190
Current portion of capital lease obligations	510,619	-	510,619
Current portion of related party notes payable	1,006,286	-	1,006,286
Current portion of convertible notes payable	482,249	-	482,249
Current portion of notes payable	3,973,172	-	3,973,172
Total current debt	$6,906,516	$-	$6,906,516

Long-term Debt
Capital lease obligations	$1,409,843	$-	$1,409,843
Less current portion	(510,618)	-	(510,618)
Long-term capital lease obligations	899,225	-	899,225
Related party notes payable	1,081,286	-	1,081,286
Less current portion	(1,006,286)	-	(1,006,286)
Long-term related party notes payable	75,000	-	75,000
Convertible notes payable	4,500,000	(3,365,291)	1,134,709
Less current portion	(482,249)	-	(482,249)
Long-term convertible notes payable	4,017,751	(3,365,291)	652,460
Notes payable	8,782,011	(589,607)	8,192,404
Less current portion	(3,973,172)	-	(3,973,172)
Long-term notes payable	4,808,839	(589,607)	4,219,232
Total long-term debt	9,800,815	(3,954,898)	5,845,917

Total Debt	$16,707,331	$(3,954,898)	$12,752,433

Maturities of Notes Payable, Convertible Notes Payable and Related Party Notes Payable

Fiscal year ending June 30,	Amount
2008	$5,479,458
2009	4,305,830
2010	355,800
2011	264,000
2012	261,754
Thereafter	3,696,455
Total long-term debt	$14,363,297

A.	Convertible Notes Payable

Bridgepointe Master Fund and Crescent International Convertible Debt Financing - $3,000,000

Pursuant to a Securities Purchase Agreement entered into on January 16, 2007 the Company issued and sold in a private placement to two institutional investors, Bridgepointe Master Fund and Crescent International (the “Purchasers”) for an aggregate purchase price of $3,000,000 and net proceeds of $2,690,000: (i) 10% Convertible Debentures due December 31, 2008 (the “Debentures”) in the principal amount of $3,000,000 and (ii) warrants to purchase 3,000,000 shares of the Company’s Common Stock for $1.10 per share (the “Investor Warrants”). The Company also entered into a Registration Rights Agreement with the Purchasers. The Securities Purchase Agreement contains a number of covenants by the Company. Of the net proceeds of the offering, the Company may use $1,200,000 to pay debt (provided that no more than $500,000 can be used to pay debt held by affiliates of the Company) with the balance for working capital. With the exception of certain exempt issuances, the Purchasers have a right of first refusal to participate in financing transactions of the Company through December 31, 2008 and the Company may not issue common stock or common stock equivalents until 90 days after the effective date (which was on May 29, 2007) of the registration statement registering the resale of the shares of common stock underlying the Debentures and the Warrants, unless such common stock or common stock equivalents are issued for cash consideration prior to the filing of such registration statement.

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

Registration Rights Payments: The registration rights include a provision for liquidated damages in the event the registration statement is not filed or declared effective in accordance with the terms of the agreement. The Company must also maintain the effectiveness of the registration statement. The Company may incur liquidated damage payments of 1.5% of the aggregate subscription amount per month to a maximum of 20%. The Company evaluated this provision in accordance with FSP 00-19-2 and has determined that a payment under this feature would be remote, therefore the Company has not accrued for any liability at this time.

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

Reset Right If, at any time while this Debenture is outstanding, the Company or any Subsidiary, as applicable, sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any Common Stock or Common Stock Equivalents entitling any Person to acquire shares of Common Stock at an effective price per share that is lower than the then Conversion Price (such lower price, the “Base Conversion Price” and such issuances, collectively, a “Dilutive Issuance”) (if the holder of the Common Stock or Common Stock Equivalents so issued shall at any time, whether by operation of purchase price adjustments, reset provisions, floating conversion, exercise or exchange prices or otherwise, or due to warrants, options or rights per share which are issued in connection with such issuance, be entitled to receive shares of Common Stock at an effective price per share that is lower than the Conversion Price, such issuance shall be deemed to have occurred for less than the Conversion Price on such date of the Dilutive Issuance), then the Conversion Price shall be reduced to equal the Base Conversion Price. Such adjustment shall be made whenever such Common Stock or Common Stock Equivalents are issued. Notwithstanding the foregoing, no adjustment will be made in respect of an Exempt Issuance. The reset right was analyzed to determine if it was a derivative feature in accordance with FASB 133 , “Accounting for Derivative Instruments and Hedging Activities”. In accordance with FASB 133 it was determined that the feature was indexed to the Company’s own stock and qualified for equity classification, as prescribed in EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. On June 15, 2007 the Company entered into a convertible note financing “Crescent $1,000,000”, that triggered the dilutive issuance provision in these notes, with a conversion price of $0.60. The Company recorded additional note discount of $822,214 in accordance with EITF 00-27.

Warrants. The Warrants are exercisable into 3,000,000 shares of the Company’s Common Stock at an exercise price of $1.10 per share, and expire December 31, 2009. The Company would receive proceeds of $3,300,000 if all of the Warrants were exercised. The Warrants contain provisions to adjust the exercise price and number of shares that may acquired upon exercise in the event that the Company shall at any time (a) pay a dividend in Common Stock or securities convertible into Common Stock; (b) subdivide or split its outstanding Common Stock; (c) sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any Common Stock or Common Stock Equivalents entitling any Person to acquire shares of Common Stock at an effective price per share that is lower than the then Exercise Price (such lower price, the “Base Conversion Price” and such issuances, collectively, a “Dilutive Issuance, or (d) combine its outstanding Common Stock into a smaller number of shares; then the number of shares to be issued immediately after the occurrence of any such event shall be adjusted so that the warrant holder thereafter may receive the number of shares of Common Stock it would have owned immediately following such action if it had exercised the Warrants immediately prior to such action and the exercise price shall be adjusted to reflect such proportionate increases or decreases in the number of shares. The warrants were evaluated to determine if they were derivative instruments in accordance with FASB 133. In accordance with FASB 133 it was determined that the instrument was indexed to the Company’s own stock and qualifies for equity classification, as prescribed in EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Given that the Warrants were not deemed a derivative as defined above, they were assigned a relative fair value of $1,163,893, based on their fair value of $1,901,675 estimated using a Binomial valuation model, and were recorded as a credit to “Additional-Paid-in-Capital” in the Company’s consolidated balance sheet.

The Debentures contain a forced conversion feature that occurs, if notwithstanding anything herein to the contrary, if after the Effective Date, the VWAP for each of any 20 consecutive Trading Days, which period shall have commenced only after the Effective Date (such period the “Threshold Period”), exceeds $2.00 (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock that occur after the Original Issue Date), the Company may, within two Trading Days after the end of any such Threshold Period, deliver a written notice to the Holder (a “Forced Conversion Notice” and the date such notice is delivered to the Holder, the “Forced Conversion Notice Date”) to cause the Holder to convert all or part of the then outstanding principal amount of this Debenture plus, if so specified in the Forced Conversion Notice, accrued but unpaid interest, liquidated damages and other amounts owing to the Holder under this Debenture, it being agreed that the “Conversion Date” for shall occur on the twentieth Trading Day following the Forced Conversion Notice Date (such twentieth Trading Day, the “Forced Conversion Date”). The Company may not deliver a Forced Conversion Notice, and any Forced Conversion Notice delivered by the Company shall not be effective, unless all of the equity conditions are met on each Trading Day occurring during the applicable Threshold Period through and including the later of the Forced Conversion Date and the Trading Day after the date such Conversion Shares pursuant to such conversion are delivered to the Holder. Any Forced Conversion shall be applied ratably to all Holders based on their initial purchases of Debentures pursuant to the Purchase Agreement, provided that any voluntary conversions by a Holder during the period commencing on the Forced Conversion Notice Date through the date the Conversion Shares subject to such Forced Conversion are delivered to such Holder shall be applied against such Holder’s pro-rata allocation, thereby decreasing the aggregate amount forcibly converted hereunder if only a portion of this Debenture is forcibly converted. For purposes of clarification, a Forced Conversion shall be subject to the provision requiring payment of liquidated damages and limitations on conversions. Management has evaluated the provision for the Forced Conversion and determined that the likelihood of a forced conversion is deemed to be very remote since it is not readily determinable what the market value will be, including whether or not a $120 million market capitalization floor, as required per the agreement would be sustainable. Accordingly, the Company has assigned zero value to this forced conversion feature.

The total purchase price of $3,000,000 was allocated first to the Warrants, on the relative fair value method ($1,163,893), second to the embedded derivative related to forced conversion feature, which has been determined to have zero value, third to the beneficial conversion feature of the Debentures, based on the intrinsic value method ($1,013,893), and lastly to the Debentures ($822,214). The $2,177,786 discount, consisting of the value of the warrants and beneficial conversion feature, on the Debentures is being amortized to interest expense over the term of the Debentures using the effective interest method. The Company also incurred placement fees and related legal costs totaling $421,942, consisting of cash placement fees of $300,000, warrants to purchase 150,000 shares of the Company’s Common Stock, under terms similar to the investors, with a Binomial Model valuation of $101,942, and cash fees for legal documentation of $20,000. The Company recognized $97,961 of amortization of these financings costs in year ended June 30, 2007. At June 30, 2007, the unamortized discount on the Debentures was $2,475,605. The following table reflects the Debentures at June 30, 2007:

Convertible Debentures	$3,000,000
Less: Unamortized Note Discount	(2,475,604)
Balance of Convertible Debentures at June 30, 2007	$524,396

The following table summarizes the charges to interest, amortization and other expense, relating to this transaction for the year ended June 30, 2007:

Interest expense on debt	$137,500
Accretion of debt discount	$502,566

Crescent International Convertible Debt Financing - $1,000,000

Pursuant to a Securities Purchase Agreement entered into on June 15, 2007 the Company issued and sold in a private placement to an institutional investor, Crescent International (the “Purchaser”) for an aggregate purchase price of $1,000,000 and net proceeds of $813,402: (i) 10% Convertible Debentures due June 30, 2009 (the “Debentures”) in the principal amount of $1,000,000 and (ii) warrants to purchase 1,666,667 shares of the Company’s Common Stock for $.0.75 per share (the “Investor Warrants”). The Company also entered into a Registration Rights Agreement with the Purchasers. The Securities Purchase Agreement contains a number of covenants by the Company. Of the net proceeds of the offering, the Company may use the proceeds for working capital. With the exception of certain exempt issuances, the Purchasers have a right of first refusal to participate in financing transactions of the Company through June 30, 2009 and the Company may not issue common stock or common stock equivalents until 90 days after the effective date of the registration statement registering the resale of the shares of common stock underlying the Debentures and the Warrants, unless such common stock or common stock equivalents are issued for cash consideration prior to the filing of such registration statement.

Debentures. The Debentures are unsecured and bear interest at 10% per annum with interest only payments, payable quarterly commencing on January 1, 2008. Under certain circumstances and conditions the Company may pay interest with shares of the common stock. The Company may not prepay the Debentures without the prior written consent of the Purchasers. The Debentures are convertible into Common Stock at any time at an initial conversion price of $0.60 per share. If the Company issues Common Stock at a price less than the then effective conversion price, or common stock equivalents with an exercise or conversion price less than the then effective conversion price, the conversion price will be reduced to such price. The Debentures contain certain covenants of the Company, including that without the consent of the holders of a majority in principal amount of the Debentures, the Company may not incur indebtedness other than permitted indebtedness and may not repurchase its stock or pay cash dividends. If the Company defaults under the Debentures, the Purchasers may accelerate the Debentures and the Company will be obligated to pay the sum of (i) the greater of (A) 120% of outstanding principal amount plus accrued but unpaid interest or (B) the outstanding principal amount plus accrued but unpaid interest under the Debenture divided by the then effective Conversion Price multiplied by the market price and (ii) all liquidated damages and other amounts owed by the Company to the Purchaser. The Investor Warrants are exercisable at any time and expire June 30, 2010. The exercise price of the Investor Warrants and the Placement Agent Warrant, defined below, (collectively the “Warrants”) is subject to reduction similar to the reduction in the conversion price of the Debentures. The holder of the Warrants may make a “net” or “cashless” exercise of the Warrants after June 15, 2008 if at the time of exercise there is no effective registration statement covering resale of the shares underlying the Warrants.

Registration Rights Payments: The registration rights include a provision for liquidated damages in the event the registration statement is not filed or declared effective in accordance with the terms of the agreement. The Company must also maintain the effectiveness of the registration statement, which must be effective within 90 days of the filing date or 150 days if reviewed subject to certain conditions of the agreement. The Company may incur liquidated damage payments of 1.5% of the aggregate subscription amount per month to a maximum of 20%. The Company evaluated this provision in accordance with FSP 00-19-2 and has determined that a payment under this feature would be remote, therefore the Company has not accrued for any liability at this time.

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

Reset Right If, at any time while this Debenture is outstanding, the Company or any Subsidiary, as applicable, sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any Common Stock or Common Stock Equivalents entitling any Person to acquire shares of Common Stock at an effective price per share that is lower than the then Conversion Price (such lower price, the “Base Conversion Price” and such issuances, collectively, a “Dilutive Issuance”) (if the holder of the Common Stock or Common Stock Equivalents so issued shall at any time, whether by operation of purchase price adjustments, reset provisions, floating conversion, exercise or exchange prices or otherwise, or due to warrants, options or rights per share which are issued in connection with such issuance, be entitled to receive shares of Common Stock at an effective price per share that is lower than the Conversion Price, such issuance shall be deemed to have occurred for less than the Conversion Price on such date of the Dilutive Issuance), then the Conversion Price shall be reduced to equal the Base Conversion Price. Such adjustment shall be made whenever such Common Stock or Common Stock Equivalents are issued. Notwithstanding the foregoing, no adjustment will be made in respect of an Exempt Issuance. The reset right was analyzed to determine if it was a derivative feature in accordance with FASB 133 , “Accounting for Derivative Instruments and Hedging Activities”. In accordance with FASB 133 it was determined that the feature was indexed to the Company’s own stock and qualified for equity classification, as prescribed in EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

Warrants. The Warrants are exercisable into 1,666,667 shares of the Company’s Common Stock at an exercise price of $0.75 per share, and expire June 30, 2010. The Company would receive proceeds of $1,250,000 if all of the Warrants were exercised. The Warrants contain provisions to adjust the exercise price and number of shares that may acquired upon exercise in the event that the Company shall at any time (a) pay a dividend in Common Stock or securities convertible into Common Stock; (b) subdivide or split its outstanding Common Stock; (c) sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues any Common Stock or Common Stock Equivalents entitling any Person to acquire shares of Common Stock at an effective price per share that is lower than the then Exercise Price (such lower price, the “Base Conversion Price” and such issuances, collectively, a “Dilutive Issuance, or (d) combine its outstanding Common Stock into a smaller number of shares; then the number of shares to be issued immediately after the occurrence of any such event shall be adjusted so that the warrant holder thereafter may receive the number of shares of Common Stock it would have owned immediately following such action if it had exercised the Warrants immediately prior to such action and the exercise price shall be adjusted to reflect such proportionate increases or decreases in the number of shares. The warrants were evaluated to determine if they were derivative instruments in accordance with FASB 133. In accordance with FASB 133 it was determined that the instrument was indexed to the Company’s own stock and qualifies for equity classification, as prescribed in EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Given that the Warrants were not deemed a derivative as defined above, they were assigned a relative fair value of $419,914, based on their fair value of $723,881 estimated using a Binomial valuation model, and were recorded as a credit to “Additional-Paid-in-Capital” in the Company’s Balance Sheet.

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

The total purchase price of $1,000,000 was allocated first to the Warrants, on the relative fair value method ($419,914), second to the embedded derivative related to forced conversion feature, which has been determined to have zero value, third to the beneficial conversion feature of the Debentures, based on the intrinsic value method ($469,914), and lastly to the Debentures ($110,173). The $889,828 discount, consisting of the value of the warrants and beneficial conversion feature, on the Debentures is being amortized to interest expense over the term of the Debentures using the effective interest method. The Company also incurred placement fees and related legal costs totaling $186,598, consisting of cash placement fees of $100,000, common stock issued to the placement agent with a value of $29,643, warrants to purchase 50,000 shares of the Company’s Common Stock under terms similar that of the investors, with an exercise price $0.60, with a Binomial Model valuation of $19,248, and cash fees for legal documentation of $37,509. The Company recognized $17,892 of amortization for these financings costs in year ended June 30, 2007. The following table reflects the Debentures at June 30, 2007:

Convertible Debentures	$1,000,000
Less: Unamortized Note Discount	(871,935)
Balance of Convertible Debentures at June 30, 2007	$128,065

The following table summarizes the charges to interest, amortization and other expense, relating to this transaction for the year ended June 30, 2007:

Interest expense on debt	$5,417
Accretion of debt discount	$17,892

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

On March 19, 2007, the Company entered into an agreement (the “Agreement”) with Montage to amend the terms of the Montage Debenture, Montage Warrants and Registration Rights Agreement (together the “Transaction Agreements”) pursuant to the aforementioned Securities Purchase Agreement dated December 12, 2005.

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

B.	Notes Payable

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

The Company is obligated to pay the Secured Party $2,000,000 if the Fife Note is paid on or prior to September 26, 2007, $2,133,333 if the Fife Note is paid after September 26, 2007 but on or prior to December 26, 2007, and $2,400,024 if the Discount Note is paid after December 26, 2007 but on or prior to March 26, 2008. In connection with the Fife Note, the Company has paid commission valued at $240,000 in cash and other compensation. The Company analyzed certain embedded features of the note per SFAS No. 133 and determined that the attributes of the embedded features are clearly and closely related to the note and do not have to be accounted for separately as derivatives. The note is classified as short-term debt. Additionally, the Company’s financial position is such that the most likely repayment date will be March 26, 2008. The repayment amount is $2,400,024. Thus, the original issue discount amount is $800,024, which is $2,400,024 less $1,600,000. This discount is being amortized over the term of the note under the effective interest rate mehtod. Additionally, the Company incurred financing fees of $279,500 with the Fife Note, which will be amortized through March 26, 2008.

The following table reflects the Fife Note at June 30, 2007:

Repayment amount	$2,400,024
Less: Unamortized Original Issue Discount	(589,607)
Value of the Fife Note at June 30, 2007	$1,810,417

The following table summarizes the charges to interest, amortization and other expense, relating to this transaction for the year ended June 30, 2007:

Interest expense from debt discount	$210,417
Interest expense from financing fees	$73,513

Mortgage on Building

The building leased by Jan and Johnny, Inc. to the Company is subject to mortgage that bears interest at a variable rate of prime plus 1.75% (10.0% as of June 30, 2007) payable monthly based on a 25-year amortization and due and payable in 2010. The outstanding principal amount of this mortgage at June 30, 2007 was $3,077,643.

SBA Loan

In May 2005, the Company obtained a 10-year, fully amortizing SBA-loan in the principal amount of $2,000,000 bearing interest at a variable rate of prime plus 2.75% per annum, adjusting quarterly. The loan is secured by a substantial amount of the Company’s assets and by a junior security interest in the land and building owned by Johnny and Jan, Inc. At June 30, 2007, the outstanding principal balance of the loan was $1,738,455 and the interest rate was 11.0% per annum.

Financings from Related Parties

In the year ended June 30, 2007, the Company has borrowed additional amounts aggregating $1,620,000, and repaid $1,247,500, of which $225,000 was repaid to a former employee, and the balance repaid to Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent, directors and executive officers of the Company.

4.	Equity

A.	Private Placement of Common Stock

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

B.	Issuance of Securities to Third Parties for Services

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

For the three months ended June 30, 2007, the Company issued: (i) 103,400 shares of its restricted common stock with a total value of $52,950 for compensation of non-employees in the three months ended June 30, 2007. The value was calculated based on the closing price of the Company’s stock traded on the OTC:BB as of the date of the transaction; (ii) 123,076 shares of its restricted common stock to pay an accounts payable amount of $80,000, with the number of shares calculated based on the closing price of the Company’s stock traded on the OTC:BB as of the date of the transaction; (iii) 226,028 shares of its restricted common stock to make an advance payment of accrued interest payable in accordance with the terms of the convertible debenture terms of agreement, and; (iv) 47,053 shares of its restricted common stock with a total value of $29,643 for fees in connection with a convertible debt financing. The value was calculated based on the closing price of the Company’s stock traded on the OTC:BB as of the date of the transaction, and is amortized through the maturity date of the debenture.

Warrant issuances

The Company issued warrants in connection with debt financing arrangements as described in Note 3.

C.	Stock Option Plans

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

The 2005 ISO Plan provides for the issuance to employees of up to 2,000,000 shares of Common Stock upon exercise of options intended to qualify as “incentive stock options” under the Internal Revenue Code. The exercise price of each option may not be less than the fair market value of the Common Stock on the date of grant and an option’s maximum term is ten years. A summary of the status of the 2005 ISO Plan as of June 30, 2007, and changes during the year then ended is presented below:

2005 ISO Plan	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2006	1,709,000	$1.85
Granted	230,000	$1.80
Exercised	-	$-
Forfeited	(57,000)	($1.80)
Converted	-	$-
Expired	-	$-
Cancelled	-	$-
Outstanding at June 30, 2007	1,882,000	$1.85
Options exercisable at June 30, 2007	496,029	$1.86
Options vested and expected to vest at June 30, 2007	1,882,000	$1.85

The 2005 NQO Plan provides for the issuance to directors, employees and consultants of up to 3,000,000 shares of Common Stock upon exercise of options. The exercise price of each option may not be less than 85% of the fair market value of the Common Stock on the date of grant and an option’s maximum term is ten years. A summary of the status of the 2005 NQO Plan as of June 30, 2007, and changes during the year then ended is presented below:

2005 NQO Plan	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2006	2,205,000	$1.80
Granted	345,000	$1.80
Exercised	-	$-
Forfeited	-	$-
Converted	-	$-
Expired	-	$-
Cancelled	-	$-
Outstanding at June 30, 2007	2,550,000	$1.80
Options exercisable at June 30, 2007	715,001	$1.80
Options vested and expected to vest at June 30, 2007	2,550,000	$1.80

The Company granted options to purchase 230,000 shares and 3,345,000 shares under the 2005 ISO Plan and 2005 NQO Plan, respectively, during the year ended June 30, 2007. In August 2006, the Company also granted 3,000,000 options to an officer of the Company, at an exercise price of $1.25 per share under a separate plan. In September 2006, the Company also granted 400,000 options to a consultant at an exercise price of $1.80 per share under a separate plan. For all plans, the fair values of stock options granted during the year ended June 30, 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Expected life (in years)	5	6.5
Average risk-free interest rate	4.5-5.05%	4.4%
Expected volatility	107-149%	157%
Expected dividend yield	-	-

The Company determined the expected life of the options using guidance from SAB 107; thus, the expected life of the options is the average of the vesting term and the full-term of the options. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Effective July 1, 2006, management has decided to use its own historical volatility, starting from February 2006. Management calculated the volatility based on the daily closing price of the stock. Management determined that the volatility ranging from 107% to 149% is considered to be reasonable of the expected future volatility. The computation of expected volatility is based on a combination of historical and implied stock price volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond rates appropriate for the term of employee stock options.

The estimated fair value of options granted during the year ended June 30, 2007 ranged from $0.60 per share to $1.47 per share.

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

The table below presents information related to stock option activity for the years ended June 30, 2007 and 2006:

(in thousands)	Year ended June 30,
	2007	2006
Total intrinsic value of stock options exercised	$-	$-
Cash received from stock option exercises	-	-
Gross income tax benefit from the exercise of stock options	-	-

The aggregate intrinsic value of the options at June 30, 2007 was zero. Accordingly, there was also no pretax intrinsic value that would have been received by the optionee. There were no options exercised in the years ended June 30, 2007 and 2006.

During the years ended June 30, 2007 and 2006, the Company recognized $3,692,434 and $1,424,816, respectively, of stock-based compensation expense and zero in related tax benefits, respectively (which expenses were included in selling, general and administrative expenses). As of June 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was $4,851,885.

Prior to January 1, 2006, the Company accounted for its options in accordance with SFAS No. 123; however, prior to January 1, 2006, the Company did not have any options outstanding. Accordingly, the Company did not recognize compensation expense in its consolidated financial statements for stock options for periods prior to January 1, 2006.

D.

On June 29, 2007, the majority of the shareholders consented to the following:

1.
An amendment to our Certificate of Incorporation to increase our authorized shares of common stock from 100,000,000 shares to 250,000,000 shares and to authorize 25,000,000 shares of “blank check” preferred stock

2.	An amendment to our 2005 Incentive Stock Option Plan to increase the number of shares available for issuance under the plan from 2,000,000 shares to 4,000,000 shares

3.	An amendment to our 2005 Non-Qualified Stock Option Plan to increase the number of shares available for issuance under the plan from 3,000,000 shares to 4,000,000 shares

5.	Variable Interest Entities

The Company leases one of the buildings at its Burbank facility from Jan and Johnny, Inc., an entity established for the sole purpose of acquiring and leasing the building. Under FIN-46R, Jan and Johnny, Inc. has been determined to be a variable interest entity and the Company is the primary beneficiary. Therefore, the Company has consolidated the lessor in its consolidated financial statements. The land and building have a carrying value of $275,000 and $837,677, respectively with related mortgage debt of $3,077,643 as of June 30, 2007.

Disclosure of Summarized Information of Assets, Liabilities, and Results of Operations of Jan and Johnny, Inc.

The Company consolidates Jan and Johnny, Inc. in accordance with FIN 46(R).

The unconsolidated results of operations and financial position of Jan and Johnny, Inc. for fiscal year 2007 are summarized below:

2007
Income statement information :
Related party revenue	$567,914
Expenses	418,937
Net income	$148,977

Balance sheet information:
Current assets	$73,252
Notes and receivables from CenterStaging	1,863,367
Notes and receivables from stockholders	960,784
Land and building, net	847,413
Other assets	93,500
Total assets	$3,838,316
Current liabilities	$130,113
Mortgage debt, less current portion	3,042,530
Equity	665,673
Total liabilities and equity	$3,838,316

Jan and Johnny, Inc. derives all of its rental revenue (and the majority of its interest revenue) from CenterStaging.

6.	Related Party Transactions

The following transactions occurred between the Company and certain related parties:

A.	Jan and Johnny, Inc.

Jan and Johnny, Inc. is owned by Jan Parent and Johnny Caswell, directors and executive officers of the Company who together owned 35% of the outstanding Common Stock of the Company as of June 30, 2007. The Company consolidates Jan and Johnny, Inc. in accordance with FIN 46(R) and accordingly all intercompany transactions have eliminated for financial reporting purposes.

The Company leases one of the buildings at its Burbank facility from Jan and Johnny, Inc. The lease provides for monthly payments of $34,729 in the year ending June 30, 2007 with a 5% escalation clause, and expires in 2008, and contains a renewal option for an additional five years. Rent expense related to this facility was approximately $420,000 for 2007. Effective July 1, 2004, Jan and Johnny, Inc., was consolidated with the Company pursuant to guidelines of FIN 46(R).

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

The Company leases its facilities in Burbank, California and Bensalem, Pennsylvania under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2009 and provide for renewal options ranging from month-to-month to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on defined increases that are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. The leases generally require the Company to pay real estate taxes, insurance and repairs. Lease expense totaled $721,005 and $620,436 during fiscal year 2007 and 2006, respectively.

Certain of these operating leases for the Company’s facilities contain provisions for future rent increases, or periods in which rent payments are reduced (abated). The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent liability” which is reflected as a separate line item in the accompanying balance sheet.

The following is a schedule by year of future minimum rental payments required under these property operating lease agreements:

Fiscal year ending June 30,	Amount
2008	725,792
2009	154,265
2010	30,800
2011	—
Thereafter	—
$910,857

C.	Capital Leases—Future Minimum Lease Payments

The Company leases certain equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the balance sheet as revenue-earning equipment (or property and equipment, where appropriate) was $2,474,052 at June 30, 2007. Accumulated depreciation of the leased equipment at June 30, 2007, was approximately $776,447. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2006, are as follows:

Fiscal year ending June 30,	Amount
2008	$641,504
2009	566,223
2010	310,081
2011	91,133
Thereafter	—
Total minimum lease payments	1,608,941

Less: Amount representing interest	(199,098)
Present value of net minimum lease payments	1,409,843
Less: Current maturities of capital lease obligations	(510,618)
Long-term capital lease obligations	$899,225

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

Administrative functions such as finance, treasury and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. During fiscal year 2007, transactions between the segments were eliminated and in the 2006 fiscal year, there were no transactions between the two segments. The operating costs of each segment are captured discretely within each segment. The Company’s property and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

Summary financial information for the two reportable segments is as follows:

	June 30, 2007	June 30, 2006
Musical Production Services and Rental Operations :
Net sales	$6,591,166	$5,705,241
Operating loss	8,442,188	9,162,051
Identifiable assets	3,695,255	3,867,931
Accounts receivable, net	681,583	703,760
Property and Equipment, net	1,268,564	1,429,444
REE, net	435,636	246,007

Rehearsals.com Operations :
Net sales	165,370	—
Operating loss	6,778,295	7,268,590
Identifiable assets	3,449,789	3,519,559
Accounts receivable, net	—	—
Property and equipment, net	543,371	898,309
REE, net	2,906,418	3,694,446

	June 30, 2007	June 30, 2006
Consolidated Operations :
Net sales	$6,756,536	$5,705,241
Operating loss	15,220,483	16,430,641
Identifiable assets	7,145,044	7,387,490
Accounts receivable, net	681,583	703,760
Property and equipment, net	1,811,935	2,327,753
REE, net	3,342,054	3,940,453

9.	Subsequent Events

 Financings from Related and Unrelated Parties

During the period from July 1, 2007 to October 12, 2007, the Company has borrowed additional amounts aggregating $31,000, net of repayments, under revolving lines of credit from related parties. In addition, the company has borrowed in the aggregate additional non-convertible loans of $597,000, net of repayments of $92,000, from unrelated third parties. Certain loans are personally guaranteed by Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston, however the guarantee is indemnified by the company.

Issuance of Common Stock

During the period from July 1, 2006 to October 15, 2007, the Company issued 5,567,737 restricted shares of its Common Stock and 600,000 shares of registered S-8 shares of common stock to various strategic consultants, an officer, and an employee of the Company. The Company issued these shares at stock prices ranging from $0.09 to $0.44 per share.

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

As required by Exchange Act Rule 13a-15(b) and as of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to cash constraints of the company, which directly affected the ability of staffing of our accounting department appropriately, and thereby potentially causing the Company to file late and disclosure controls and procedures could have been potentially affected as of that date. As a result, we have experienced delays in preparing and timely filing this Annual Report on form 10KSB. Management is currently in the process of remedying the situation so that future reports are filed timely with the Security and Exchange Commission.

Item 8B — Other Information

None
PART III

Item 9 — Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with Security and Exchange Commission within 120 days after the fiscal year ended June 30, 2007.

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
2.1
Agreement and Plan of Merger, dated as of August 17, 2005, among Knight Fuller, Inc., CenterStaging Musical Productions, Inc., Knight Fuller Merger Sub, Inc., and the other parties identified therein, and Agreement of Merger dated as of August 17, 2005. (1)

3.1
Certificate of Incorporation of Knight Fuller, Inc. dated as of May 8, 2002; Certificate of Correction to Certificate of Incorporation of Knight Fuller, Inc. dated as of February 24, 2004; Certificate of Amendment to Certificate of Incorporation of Knight Fuller, Inc. dated as of August 27, 2004; Certificate of Amendment of Certificate of Incorporation of Knight Fuller, Inc. dated as of January 20, 2006. (2) Certificate of Elimination filed August 16, 2005.

3.2	Bylaws. Incorporated by reference to Registration Statement on Form S-4 of Knight Fuller, Inc. filed May 9, 2002 (SEC File No. 333-87968), as amended. (9)

4.1	Form of common stock certificate. (3)

10.1	Unsecured Promissory Note dated as of September 22, 1997 in the original principal amount of $670,500 made by CenterStaging Musical Productions, Inc. in favor of Jan & Johnny Inc. (4)

10.2	Facility Management Agreement dated as of February 1, 1998 between Jan & Johnny Inc. and CenterStaging Musical Productions, Inc. (4)

10.3	Lease dated as of May 9, 2000 between CenterStaging Musical Productions, Inc. and Two Bills, LLC, with addenda. (4)

10.4
Promissory Note dated as of August 31, 2000 in the original principal amount of $75,000 made by CenterStaging Musical Productions, Inc. in favor of Paul Router, Trustee under the Premier Career Management Corporation Deferred Compensation Plan for the Interests of John Guthrie Caswell. (4) Promissory Note Amendment dated as of June 30, 2006. (9)

10.5
Promissory Note dated as of August 31, 2000 in the original principal amount of $75,000 made by CenterStaging Musical Productions, Inc. in favor of Paul Router, Trustee under the Premier Career Management Corporation Deferred Compensation Plan for the Interests of Jan Paul Parent. (4) Promissory Note Amendment dated as of June 30, 2006.

10.6	Lease Agreement dated as of December 1, 2000 between Fred J. Levinson and CenterStaging Musical Productions, Inc., with addenda. (4)

10.7	Commercial Lease dated as of July 1, 2003 between CenterStaging Musical Productions, Inc. and Jan & Johnny Inc. (4)

10.8	Lease dated as of December 1, 2003 between CenterStaging Musical Productions, Inc. and The Macpherson Helsabeck Revocable Trust dated as of September 29, 1992, with addenda. (4)

10.9	Amended and Restated Letter Agreement, between Roger Paglia and CenterStaging Musical Productions, Inc., a California corporation, dated as of April 1, 2004. (1)

10.10	Amended and Restated Letter Agreement, between Howard Livingston and CenterStaging Musical Productions, Inc., a California corporation, dated as of April 1, 2004. (1)

10.11	Amended and Restated Letter Agreement, between Jan Parent and CenterStaging Musical Productions, Inc., a California corporation, dated as of November 8, 2004. (1)

10.12	Amended and Restated Letter Agreement, between Johnny Caswell and CenterStaging Musical Productions, Inc., a California corporation, dated as of November 8, 2004. (1)

10.13
Promissory Note dated as of November 11, 2004 in the original amount of $50,000 made by CenterStaging Musical Productions, Inc. in favor of Jan Parent and John Caswell. (4) Promissory Note Amendment dated of June 30, 2006.

10.14
Business Loan Agreement dated as of November 18, 2004 in the original principal amount of $327,722 between John G. Caswell, Jan Paul Parent and Community Bank, with Promissory Notes made by John G. Caswell and Jan Paul Parent in favor of Community Bank, and including security agreement. (4)

10.15
Promissory Note dated as of January 28, 2005 made by CenterStaging Musical Productions, Inc. in favor of Charles Lico; (4) First Amendment to Promissory Note dated as of January 18, 2006; (2) Second Amendment dated as of March 6, 2006 to Promissory Note dated as of January 28, 2005 made by CenterStaging Musical Productions, Inc. in favor of Charles Lico; Third Amendment dated as of April 28, 2006 to Promissory Note dated as of January 28, 2005 made by CenterStaging Musical Productions, Inc. in favor of Charles Lico; (5) Fourth Amendment dated as of September 21, 2006  to Promissory Note dated as of January 28, 2005 made by CenterStaging Musical Productions, Inc. in favor of Charles Lico.

10.16
Loan Agreement dated as of February 16, 2005 between Jan & Johnny Inc. and Grand Pacific Financing Corporation, with Promissory Note made by Jan & Johnny Inc. in favor of Grand Pacific Financing Corporation, and ancillary documents. (4)

10.17	Unsecured Promissory Note dated as of February 25, 2005 in the original principal amount of $700,000 made by CenterStaging Musical Productions, Inc. in favor of Jan & Johnny Inc. (4)

10.18
U.S. Small Business Administration Loan Agreement dated as of May 2, 2005 in the original principal amount of $2,000,000 between Community National Bank, a national banking association, John G. Caswell, Jan Paul Parent, Jan & Johnny Inc., and CenterStaging Musical Productions, Inc. (4)

10.19	Commercial Lease dated as of June 1, 2005 between Madhatter Realty, Inc. and CenterStaging Musical Productions, Inc. (4)

10.20	Promissory Note dated as of July 7, 2005 in the original principal amount of $75,000 made by CenterStaging Musical Productions, Inc. in favor of Jan Paul Parent. (4)

10.21	Put and Sale Agreement, dated as of August 17, 2005, between Knight Fuller, Inc. and Opus International, LLC. (1)

10.22	Assumption Agreement, dated as of August 17, 2005, by Knight Fuller, Inc. with respect to the Convertible Promissory Notes of CenterStaging Musical Productions, Inc. (1)

10.23
Letter of Intent dated as of October 7, 2005 between CenterStaging Corp. and MLB Advance Media, L.P. Portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. (2)

10.24	Employment Agreement dated as of December 5, 2005 between CenterStaging Musical Productions, Inc and Tommy Nast. (5)

10.25
Securities Purchase Agreement dated as of December 12, 2005, between Knight Fuller, Inc. and Montage Partners III, LLC; Security Agreement dated as of December 12, 2005 between Knight Fuller, Inc. and Montage Partners III, LLC; Warrants dated as of December 12, 2005, issued by Knight Fuller, Inc. to Montage Partners III, LLC, to purchase 380,000 shares of common stock; Registration Rights Agreement dated as of December 12, 2005 between Knight Fuller, Inc. and Montage Partners III, LLC. (6)

10.26	2005 Incentive Stock Option Plan; (2) Form of Stock Option Certificate and Agreement (Incentive Stock Option) under the 2005 Incentive Stock Option Plan. (5)

10.27	2005 Non-Qualified Stock Option Plan; (2) Form of Stock Option Certificate and Agreement (Non-Qualified Option) under the 2005 Non-Qualified Stock Option Plan. (5)

10.28
Warrant Certificate dated as of April 1, 2006, in favor of Trilogy Capital Partners, Inc. evidencing 800,000 Warrants exercisable for $1.00 per share; Warrant Certificate dated as of April 1, 2006, in favor of Trilogy Capital Partners, Inc. evidencing 800,000 Warrants exercisable for $1.60 per share; Warrant Certificate dated as of April 1, 2006, in favor of Trilogy Capital Partners, Inc. evidencing 400,000 Warrants exercisable for $1.75 per share. (5)

10.29	Promissory Notes in favor of Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent issued in May and June 2006 in the aggregate amount of $160,000 (9)

10.30
Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Johnny Caswell, Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Howard Livingston, Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Roger Paglia, Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Jan Parent. (7)

10.31	Employment Agreement dated as of May 1, 2006 between CenterStaging Musical Productions, Inc. and Michael R. Sandoval. (5)

10.32	Employment Agreement dated as of September 1, 2006 between CenterStaging Corp. and Paul Schmidman. Incorporated by reference to Form 8-K dated as of September 7, 2006. (9)

10.33
Promissory Note in the original principal amount of $659,673 by and between CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Security Agreement by and between CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Johnny Caswell, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Howard Livingston, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Roger Paglia, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Jan Paul Parent, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006. (8)

10.34
Securities purchase agreement, convertible debenture, registration rights agreement, and common stock purchase warrant for Crescent International and Bridgepoint Masterfund in connection with the January 16, 2007 $3,000,000 financing. (11)

10.35
Secured Original Issue Discount Note issued March 26, 2007 and stock pledge agreement for the March 26, 2007 financing where the Company borrowed $1,600,000 borrowed by the Company from John Fife. (12)

10.36
Securities purchase agreement, convertible debenture, registration rights agreement, and common stock purchase warrant for Crescent International in connection with the June 15, 2007 $1,000,000 financing. (13)

21.1	Subsidiaries of CenterStaging Corp.

22.1	Proxy Statement by CenterStaging Corp. filed June 29, 2007. (10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to Form 8-K filed August 19, 2005.

(2)	Incorporated by reference to Form 10-QSB filed February 16, 2006.

(3)	Incorporated by reference to Form 8-A12g filed September 24, 2004.

(4)	Incorporated by reference to Form 10-QSB filed November 22, 2005.

(5)	Incorporated by reference to Form 10-QSB filed May 15, 2006.

(6)	Incorporated by reference to Form 8-K filed December 16, 2005.

(7)	Incorporated by reference to Form 8-K filed July 18, 2006.

(8)	Incorporated by reference to Form 8-K filed September 12, 2006.

(9)	Incorporated by reference to Form 10-KSB filed September 28, 2006.

(10)	Incorporated by reference to Definitive Proxy Statement filed June 29, 2007

(11)	Incorporated by reference to Form 8k filed January 22, 2007

(12)	Incorporated by reference to Form 8k filed March 30, 2007

(13)	Incorporated by reference to Form 8k filed June 21, 2007

Item 14 — Principal Accounting Fees and Services

The information under the caption “Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of October 2007..

CENTERSTAGING CORP.

By:	/s/ Roger Paglia
Roger Paglia Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Paglia	Director and Chief Executive Officer	October 17, 2007
Roger Paglia	(Principal Executive Officer)

/s/ Johnny Caswell	Director	October 17, 2007
Johnny Caswell

/s/ Jan Parent	Director	October 17, 2007
Jan Parent

/s/ Howard Livingston	Director and Chief Financial Officer	October 17, 2007
Howard Livingston	(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of August 17, 2005, among Knight Fuller, Inc., CenterStaging Musical Productions, Inc., Knight Fuller Merger Sub, Inc., and the other parties identified therein, and Agreement of Merger dated as of August 17, 2005. (1)

3.1
Certificate of Incorporation of Knight Fuller, Inc. dated as of May 8, 2002; Certificate of Correction to Certificate of Incorporation of Knight Fuller, Inc. dated as of February 24, 2004; Certificate of Amendment to Certificate of Incorporation of Knight Fuller, Inc. dated as of August 27, 2004; Certificate of Amendment of Certificate of Incorporation of Knight Fuller, Inc. dated as of January 20, 2006. (2) Certificate of Elimination filed August 16, 2005.

3.2	Bylaws. Incorporated by reference to Registration Statement on Form S-4 of Knight Fuller, Inc. filed May 9, 2002 (SEC File No. 333-87968), as amended. (9)

4.1	Form of common stock certificate. (3)

10.1	Unsecured Promissory Note dated as of September 22, 1997 in the original principal amount of $670,500 made by CenterStaging Musical Productions, Inc. in favor of Jan & Johnny Inc. (4)

10.2	Facility Management Agreement dated as of February 1, 1998 between Jan & Johnny Inc. and CenterStaging Musical Productions, Inc. (4)

10.3	Lease dated as of May 9, 2000 between CenterStaging Musical Productions, Inc. and Two Bills, LLC, with addenda. (4)

10.4
Promissory Note dated as of August 31, 2000 in the original principal amount of $75,000 made by CenterStaging Musical Productions, Inc. in favor of Paul Router, Trustee under the Premier Career Management Corporation Deferred Compensation Plan for the Interests of John Guthrie Caswell. (4) Promissory Note Amendment dated as of June 30, 2006. (9)

10.5
Promissory Note dated as of August 31, 2000 in the original principal amount of $75,000 made by CenterStaging Musical Productions, Inc. in favor of Paul Router, Trustee under the Premier Career Management Corporation Deferred Compensation Plan for the Interests of Jan Paul Parent. (4) Promissory Note Amendment dated as of June 30, 2006.

10.6	Lease Agreement dated as of December 1, 2000 between Fred J. Levinson and CenterStaging Musical Productions, Inc., with addenda. (4)

10.7	Commercial Lease dated as of July 1, 2003 between CenterStaging Musical Productions, Inc. and Jan & Johnny Inc. (4)

10.8	Lease dated as of December 1, 2003 between CenterStaging Musical Productions, Inc. and The Macpherson Helsabeck Revocable Trust dated as of September 29, 1992, with addenda. (4)

10.9	Amended and Restated Letter Agreement, between Roger Paglia and CenterStaging Musical Productions, Inc., a California corporation, dated as of April 1, 2004. (1)

10.10	Amended and Restated Letter Agreement, between Howard Livingston and CenterStaging Musical Productions, Inc., a California corporation, dated as of April 1, 2004. (1)

10.11	Amended and Restated Letter Agreement, between Jan Parent and CenterStaging Musical Productions, Inc., a California corporation, dated as of November 8, 2004. (1)

10.12	Amended and Restated Letter Agreement, between Johnny Caswell and CenterStaging Musical Productions, Inc., a California corporation, dated as of November 8, 2004. (1)

10.13
Promissory Note dated as of November 11, 2004 in the original amount of $50,000 made by CenterStaging Musical Productions, Inc. in favor of Jan Parent and John Caswell. (4) Promissory Note Amendment dated of June 30, 2006.

10.14
Business Loan Agreement dated as of November 18, 2004 in the original principal amount of $327,722 between John G. Caswell, Jan Paul Parent and Community Bank, with Promissory Notes made by John G. Caswell and Jan Paul Parent in favor of Community Bank, and including security agreement. (4)

10.15
Promissory Note dated as of January 28, 2005 made by CenterStaging Musical Productions, Inc. in favor of Charles Lico; (4) First Amendment to Promissory Note dated as of January 18, 2006; (2) Second Amendment dated as of March 6, 2006 to Promissory Note dated as of January 28, 2005 made by CenterStaging Musical Productions, Inc. in favor of Charles Lico; Third Amendment dated as of April 28, 2006 to Promissory Note dated as of January 28, 2005 made by CenterStaging Musical Productions, Inc. in favor of Charles Lico; (5) Fourth Amendment dated as of September 21, 2006  to Promissory Note dated as of January 28, 2005 made by CenterStaging Musical Productions, Inc. in favor of Charles Lico.

10.16
Loan Agreement dated as of February 16, 2005 between Jan & Johnny Inc. and Grand Pacific Financing Corporation, with Promissory Note made by Jan & Johnny Inc. in favor of Grand Pacific Financing Corporation, and ancillary documents. (4)

10.17	Unsecured Promissory Note dated as of February 25, 2005 in the original principal amount of $700,000 made by CenterStaging Musical Productions, Inc. in favor of Jan & Johnny Inc. (4)

10.18
U.S. Small Business Administration Loan Agreement dated as of May 2, 2005 in the original principal amount of $2,000,000 between Community National Bank, a national banking association, John G. Caswell, Jan Paul Parent, Jan & Johnny Inc., and CenterStaging Musical Productions, Inc. (4)

10.19	Commercial Lease dated as of June 1, 2005 between Madhatter Realty, Inc. and CenterStaging Musical Productions, Inc. (4)

10.20	Promissory Note dated as of July 7, 2005 in the original principal amount of $75,000 made by CenterStaging Musical Productions, Inc. in favor of Jan Paul Parent. (4)

10.21	Put and Sale Agreement, dated as of August 17, 2005, between Knight Fuller, Inc. and Opus International, LLC. (1)

10.22	Assumption Agreement, dated as of August 17, 2005, by Knight Fuller, Inc. with respect to the Convertible Promissory Notes of CenterStaging Musical Productions, Inc. (1)

10.23
Letter of Intent dated as of October 7, 2005 between CenterStaging Corp. and MLB Advance Media, L.P. Portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. (2)

10.24	Employment Agreement dated as of December 5, 2005 between CenterStaging Musical Productions, Inc and Tommy Nast. (5)

10.25
Securities Purchase Agreement dated as of December 12, 2005, between Knight Fuller, Inc. and Montage Partners III, LLC; Security Agreement dated as of December 12, 2005 between Knight Fuller, Inc. and Montage Partners III, LLC; Warrants dated as of December 12, 2005, issued by Knight Fuller, Inc. to Montage Partners III, LLC, to purchase 380,000 shares of common stock; Registration Rights Agreement dated as of December 12, 2005 between Knight Fuller, Inc. and Montage Partners III, LLC. (6)

10.26	2005 Incentive Stock Option Plan; (2) Form of Stock Option Certificate and Agreement (Incentive Stock Option) under the 2005 Incentive Stock Option Plan. (5)

10.27	2005 Non-Qualified Stock Option Plan; (2) Form of Stock Option Certificate and Agreement (Non-Qualified Option) under the 2005 Non-Qualified Stock Option Plan. (5)

10.28
Warrant Certificate dated as of April 1, 2006, in favor of Trilogy Capital Partners, Inc. evidencing 800,000 Warrants exercisable for $1.00 per share; Warrant Certificate dated as of April 1, 2006, in favor of Trilogy Capital Partners, Inc. evidencing 800,000 Warrants exercisable for $1.60 per share; Warrant Certificate dated as of April 1, 2006, in favor of Trilogy Capital Partners, Inc. evidencing 400,000 Warrants exercisable for $1.75 per share. (5)

10.29	Promissory Notes in favor of Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent issued in May and June 2006 in the aggregate amount of $160,000 (9)

10.30
Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Johnny Caswell, Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Howard Livingston, Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Roger Paglia, Revolving Line of Credit Agreement dated as of July 1, 2006 between CenterStaging Corp. and Jan Parent. (7)

10.31	Employment Agreement dated as of May 1, 2006 between CenterStaging Musical Productions, Inc. and Michael R. Sandoval. (5)

10.32	Employment Agreement dated as of September 1, 2006 between CenterStaging Corp. and Paul Schmidman. Incorporated by reference to Form 8-K dated as of September 7, 2006. (9)

10.33
Promissory Note in the original principal amount of $659,673 by and between CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Security Agreement by and between CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Johnny Caswell, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Howard Livingston, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Roger Paglia, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006; Unconditional Guaranty by and among Jan Paul Parent, CenterStaging Musical Productions, Inc. and Helmsreich, LLC, dated as of September 6, 2006. (8)

10.34
Securities purchase agreement, convertible debenture, registration rights agreement, and common stock purchase warrant for Crescent International and Bridgepoint Masterfund in connection with the January 16, 2007 $3,000,000 financing. (11)

10.35
Secured Original Issue Discount Note issued March 26, 2007 and stock pledge agreement for the March 26, 2007 financing where the Company borrowed $1,600,000 borrowed by the Company from John Fife. (12)

10.36
Securities purchase agreement, convertible debenture, registration rights agreement, and common stock purchase warrant for Crescent International in connection with the June 15, 2007 $1,000,000 financing. (13)

21.1	Subsidiaries of CenterStaging Corp.

22.1	Proxy Statement by CenterStaging Corp. filed June 29, 2007. (10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to Form 8-K filed August 19, 2005.

(2)	Incorporated by reference to Form 10-QSB filed February 16, 2006.

(3)	Incorporated by reference to Form 8-A12g filed September 24, 2004.

(4)	Incorporated by reference to Form 10-QSB filed November 22, 2005.

(5)	Incorporated by reference to Form 10-QSB filed May 15, 2006.

(6)	Incorporated by reference to Form 8-K filed December 16, 2005.

(7)	Incorporated by reference to Form 8-K filed July 18, 2006.

(8)	Incorporated by reference to Form 8-K filed September 12, 2006.

(9)	Incorporated by reference to Form 10-KSB filed September 28, 2006.

(10)	Incorporated by reference to Definitive Proxy Statement filed June 29, 2007

(11)	Incorporated by reference to Form 8k filed January 22, 2007

(12)	Incorporated by reference to Form 8k filed March 30, 2007

(13)	Incorporated by reference to Form 8k filed June 21, 2007