Form 10KSB/A
period 2007-06-30
CenterStaging Corp.
filed 2007-10-29
CIK 1172939

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

Registrant’s revenues for the fiscal year 2007 were $6.8 million

On October 25, 2007, the Registrant had 73,015,520   outstanding shares of Common Stock, $.0001 par value. The aggregate market value of the 33,015,520 shares of Common Stock held by non-affiliates of the Registrant as of October 25, 2007 was approximately $5.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒
Explanatory Note: This Form 10-K/A for the fiscal year ended June 30, 2007, is being filed in order to complete Part III of Form 10-K and fully comply with all required information pursuant to Regulation S-B and Section 13 or 15(d) of the Securities Exchange Act of 1934. This Amendment contains only the sections to the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein.

PART III

Item 9—Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

The following information is provided regarding the directors of Centerstaging Corp., also referred to as “we,” “us,” “our,” and “our company.

Name	Age as of 10/25/07	Year First Elected or Appointed Director	Principal Occupation

Roger Paglia (1)	55	2005	Chief Executive Officer of CenterStaging Corp.

Johnny Caswell (1)	66	2005	Chairman of CenterStaging Corp.

Jan Parent (1)	51	2005	Senior Executive Vice President of CenterStaging Corp.

Howard Livingston (1)	48	2005	Chief Financial Officer of CenterStaging Corp.

(1)	Director is also an employee of the company and receives no additional compensation as a director.

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

Johnny Caswell co-founded CMPI in January 1980 and served as a director and Vice President until March 2005, when he was appointed as its President. He was appointed as a director and President of CenterStaging Corp. in September 2005, following our merger with CMPI, and served as President through February 2007.

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

Name	Age as of 10/25/07	Position

Paul Schmidman	52	President and Chief Operating Officer

Paul Schmidman became our Executive Vice President and Chief Operating Officer in July 2006, and was promoted to President and Chief Operating Officer in February 2007.   Mr. Schmidman has over 25 years of experience working in senior management and senior executive positions in the media and entertainment industries. Prior to joining us, Mr. Schmidman was a Senior Vice President for AOL LLC from 2003 to 2006, where his responsibilities included the development and execution of short and long-term strategies for AOL in the entertainment industry, including business acquisitions and joint ventures. From 1999 to 2003, he was President and Chief Executive Officer of XTIVIA (formerly Xceed), which was engaged in e-commerce, online design and consultancy focused on lifestyle and entertainment.

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

Section 16(a) Beneficial Ownership Reporting   Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and 10% shareholders to file reports with the Securities and Exchange Commission on changes in their beneficial ownership of Common Stock and to provide us with copies of the reports. The Corporation believes that all of these persons filed all required reports on a timely basis in fiscal year 2007.

Item 10—Executive Compensation

Executive Compensation Table. The following table shows certain information regarding compensation paid during the last three years to the Chief Executive Officer and each person who was an executive officer at the end of fiscal year 2006 whose salary and bonus exceeded $100,000 during fiscal year 2006 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation (10)
Name and Principal Position	Fiscal Year Ended June 30,	Salary	Bonus (1)	Other (2)	Securities Underlying Options ($)	All Other Compensation (3)	Total
Roger Paglia (4)	2007	$363,000	$90,750	—	$144,000	$1,404	$599,154
Chief Executive Officer	2006	$330,000	$82,500	—	$161,150	$1,317	$574,967

Johnny Caswell (6)	2007	$514,250	$128,563	—	$144,000	$14,413	$801,226
Chairman	2006	$467,500	$116,875	—	$161,150	$14,957	$760,482

Jan Parent (7)	2007	$514,250	$128,563	—	$144,000	$22,371	$809,184
Senior Executive Vice President	2006	$467,500	$116,875	—	$161,150	$22,915	$768,440

Howard Livingston (8)	2007	$363,000	$90,750	—	$144,000	$1,170	$598,920
Chief Financial Officer	2006	$330,000	$82,500	—	$161,150	$3,146	$576,796

Paul Schmidman (9)	2007	$300,000	$25,000	—	$1,342,595	$882	$1,668,477
President, Chief Operating Officer

(1)
Of the total bonuses shown, the following amounts have been paid by us as of October 26, 2007: Mr. Paglia - $26,360; Mr. Caswell - $25,368; Mr. Parent - $25,368; Mr. Livingston - $50,000; and Mr. Schmidman - $25,000. We intend to pay the balance of these bonuses, without interest, in one or more installments as our finances permit.

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

(6)	Mr. Caswell has served as President of CMPI from March 2005 through February 2007.

(7)	Mr. Parent served as President of CMPI until March 2005.

(8)	Mr. Livingston became Chief Financial Officer of CMPI in November 2004.

(9)	Mr. Schmidman joined CMPI in July 2006, and became an officer in September 2006.

(10)	Awards of options are at the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R, calculated using the Black-Scholes valuation method.

Option Grants During Fiscal 2007. The following table presents the number of stock options granted to the Named Executive Officers during the year ended June 30, 2006.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)		Market Price on Date of Grant ($/Sh)		Expiration Date
Paul Schmidman	375,000(1) 3,000,000(2)	84.9%	$ $	1.80 1.25	$ $	1.80 0.68	8/10/16 3/13/17

(1) These options vest in three equal annual installments on August 10th of 2007, 2008 and 2009.

(2) These options vest 50% on the grant date of March 13, 2007, and the balance vest on March 13, 2008.

Stock Options Held at Fiscal Year End. The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of Common Stock underlying stock options held at June 30, 2007 and the value of options held at fiscal year end based upon the last reported sales price of the Common Stock on the over-the-counter electronic trading system on June 30, 2007 ($0.54 per share). No named Executive Officer exercised any stock options during fiscal 2007.

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity inventive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
Roger Paglia (1)	100,000	200,000		$1.80-$1.98	1/26/16	-	-	-	-
Johnny Caswell (1)	100,000	200,000		$1.80-$1.98	1/26/16	-	-	-	-
Jan Parent (1)	100,000	200,000		$1.80-$1.98	1/26/16	-	-	-	-
Howard Livingston (1)	100,000	200,000		$1.80-$1.98	1/26/16	-	-	-	-
Paul Schmidman	0	375,000		$1.80	8/10/16	-	-	-	-
Paul Schmidman	1,500,000	1,500,000		$1.25	3/13/17	-	-	-	-

(1)	These officers received grants of 120,00 qualified options at an exercise price of $1.98, and 180,000 non-qualified options at an exercise price of $1.80.

Employment Agreements

Messrs. Caswell, Livingston, Paglia and Parent. Each of Messrs. Caswell, Livingston, Paglia and Parent is employed by us pursuant to an employment agreement that presently expires on June 30, 2010, unless extended. In this regard, the term of each employment agreement will be extended by one year on each anniversary of the agreement unless either party otherwise notifies the other. Under the agreements, the executive officers are entitled to the following:

•
An annual base salary of $514,250 for each of Messrs. Caswell and Parent and $363,000 for each of Messrs. Paglia and Livingston in fiscal 2007, to be increased annually each fiscal, as determined by our board of directors, but never by less than 10% a year;

•	An annual bonus of not less than 25% of base salary;

•	Medical, dental and vision insurance, reimbursement of personal legal and accounting services up to $5,000 per year, club membership fees and dues, and term life insurance;

•
Retirement benefits payable to the executive for the duration of his life, if he retires after the later to occur of age 55 or June 30, 2009, of: (i) a monthly payment of 1/24 th of the executive officer’s highest year’s annual salary and bonus during his employment, which payment may be deferred for up to one year if our   weighted average available cash for a month is less than $10,000,000; and (ii) continuation of medical, dental, vision, term life and other insurance benefits;

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

Stock Option Plans

We have shareholder approved stock option plans, the 2005 Incentive Stock Option Plan, which we refer to as the “ISO Plan,” and the 2005 Non-Qualified Option Plan, which we refer to as the “Non-Qualified Plan.” These plans were adopted by our Board of Directors in November 2005 and approved by our shareholders in January 2006.

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

2005 Incentive Stock Option Plan

We may issue up to 4,000,000 shares of Common Stock under the ISO Plan upon exercise of incentive stock options granted to employees. “Incentive stock options” are options intended to meet the requirements for incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Under the ISO Plan, no employee may be granted options during any twelve-month period that cover more than 500,000 shares of our Common Stock.

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

2005 Non-Qualified Stock Option Plan

We may issue up to 4,000,000 shares of Common Stock under the Non-Qualified Plan upon exercise of options granted to directors, employees and consultants. These options are not intended to be incentive stock options. Under the Non-Qualified Plan, no person may be granted options during any twelve-month period that cover more than 500,000 shares of our Common Stock.

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

The Company also issued two option grants outside of the shareholder approved plans. One grant was for 400,000 options to an unrelated third party at an exercise price of $1.45 in September 2006, and were fully vested on the grant date. The second grant was to Paul Schmidman, the President and Chief Operating Officer of the Company, for 3,000,000 options at an exercise price of $1.25. These options vest 50% on the grant date of March 13, 2007, and the balance vest on March 13, 2008.

Item 11—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of October 25, 2007, by (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors and Named Executive Officers listed in the Summary Compensation Table in Item 10), and (iii) all of our executive officers and directors as a group. Subject to applicable community property laws, to our knowledge, each person identified in the table has sole voting and investment power with respect to the shares shown. The percentage ownership shown in the table is based upon 73,015,520 shares of our Common Stock outstanding on October 16, 2006.

Name & Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Johnny Caswell	11,100,000	15.2%
Jan Parent	11,100,000	15.2%
Roger Paglia	7,400,000	10.1%
Howard Livingston	7,400,000	10.1%
Paul Schmidman	3,000,000	4.1%
All executive officers and directors as a group (five persons)	40,000,000	54.7%

(1)	The address of each of the persons shown is c/o CenterStaging Corp., 3407 Winona Avenue, Burbank, California 91504.

Item 12—Certain Relationships and Related Transactions

We lease one of the buildings at our Burbank facility from Jan and Johnny, Inc. (“JJ”), an entity owned by Johnny Caswell and Parent formed for the sole purpose of acquiring and leasing the building. The lease provides for monthly payments of $34,729 in the year ending June 30, 2007 with a 5% escalation clause, and expires in 2008, and contains a renewal option for an additional five years. Rent expense related to this facility was approximately $420,000 for fiscal year 2007.

We manage the building leased from JJ, pursuant to a facilities management agreement that will terminate in 2008 concurrently with the termination of the building lease. Management fees were approximately $72,000 in the year ended June 30, 2007 under the facilities management agreement.

For financial reporting purposed, JJ is considered as a variable interest entity (VIE) of which we are the primary beneficiary. Accordingly, we consolidated the financial results of JJ in accordance with FIN 46R. See Note 1 of Notes to Consolidated Financial Statements, which have been included in our Form 10-KSB filed on October 18, 2007 with the Securities and Exchange Commission.

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

As of July 1, 2006, we entered into separate revolving line of credit agreements with each of Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent. These agreements were amended on December 22, 2006. Under the terms of the credit agreements, each of these individuals may, in his sole and absolute discretion, advance funds to us on a revolving basis to meet our short-term working capital needs as we may request from time to time. The total principal amount of all advances outstanding at any time under each credit agreement may not exceed $500,000. The advances bear interest at a fixed rate equal to the prime rate in effect at the time of the advance, plus 4% and are due and payable on demand. As of September 30, 2007, a total of $622,500 principal amount of advances were outstanding under these credit agreements.

In the year ended June 30, 2007, the Company borrowed amounts aggregating $1,620,000, and repaid $1,247,500, of which $225,000 was repaid to a former employee, and the balance repaid to Johnny Caswell, Howard Livingston, Roger Paglia and Jan Parent, directors and executive officers of the Company.

Item 13—Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of Report:

1.	Exhibits:

See attached Exhibit List

Item 14—Principal Accounting Fees and Services

Stonefield Josephson, Inc. (“SJI”) audited our financial statements for fiscal years 2007 and 2006. Aggregate fees billed to us by SJI for professional services rendered with respect to such fiscal years were as follows:

	2007	2006
Audit Fees	$183,087	109,168
Audit-Related Fees	61,573	5,200
Tax Fees	2,340	—
All Other Fees	—	—

In the above table, in accordance with the Securities and Exchange Commission’s definitions and rules, “audit fees” are fees we paid SJI for professional services for the audit of our consolidated financial statements included in our Form 10-KSB and the review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning .

We have no Audit Committee, as all of our directors are executive officers of our company. The Board of Directors pre-approved all services rendered by SJI during fiscal 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERSTAGING CORP.

By:	/s/ ROGER PAGLIA
Roger Paglia Chief Executive Officer

Date: October 29, 2007

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