Form 10QSB
period 2007-09-30
CenterStaging Corp.
filed 2007-11-19
CIK 1172939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____

Commission file number 000-50955

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
Yes ☒ No☐
Number of shares of common stock outstanding as of November 14, 2007: 75,118,243

CENTERSTAGING CORP.

Form 10-QSB

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

CenterStaging Corp.
Consolidated Balance Sheet
September 30, 2007
UNAUDITED

ASSETS
Current assets
Cash and cash equivalents	$58,340
Accounts receivable, net of allowance for doubtful
accounts of $37,771	593,877
Other current assets	1,110,344

Total current assets	1,762,561

Revenue-earning equipment
Musical instruments	1,685,733
Broadcasting equipment	4,105,730
Less accumulated depreciation	(2,632,248)

Total revenue-earning equipment, net	3,159,215

Property and equipment
Land	275,000
Building	837,677
Leasehold improvements	3,230,488
Machinery and equipment	575,408
Furniture and fixtures	346,126
Less accumulated depreciation	(3,635,823)

Total property and equipment, net	1,628,876

Other assets
Deposits	59,683
Deferred costs, net	287,027

Total other assets	346,710

Total assets	$6,897,362

See accompanying notes to these consolidated financial statements

CenterStaging Corp.
Consolidated Balance Sheet (continued)
September 30, 2007
UNAUDITED

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,333,251
Accrued payroll and other compensation	4,552,244
Accrued interest, rent, and other liabilities	758,465
Loans and lines of credit	1,033,738
Related party notes payable	1,028,929
Deferred revenues	204,955
Current portion of deferred rent liability	69,015
Current portion of capital lease obligations	530,023
Convertible notes payable	470,000
Current portion of notes payable	3,727,012

Total current liabilities	15,707,632

Long-term liabilities
Deferred rent liability, less current portion	9,239
Capital lease obligations, less current portion	765,225
Convertible notes payable, less current portion	450,369
Notes payable, less current portion (includes $75,000 related party payable)	5,066,875

Total long-term liabilities	6,291,708

Total liabilities	21,999,340

Interest of consolidated variable interest entity	695,219

Stockholders' deficit
Common stock, $.0001 par value, 250,000,000 shares authorized, 66,615,520 shares issued and outstanding	6,661
Additional paid-in capital	40,262,965
Notes receivable from stockholders and related party	(978,649)
Accumulated deficit	(55,088,173)

Total stockholders' deficit	(15,797,196)

Total liabilities and stockholders' deficit	$6,897,362

See accompanying notes to these consolidated financial statements

CenterStaging Corp.
Consolidated Statements of Operations
For the Three Months Ending September 30, 2007 and 2006
 UNAUDITED

	Sep 30, 2007	Sep 30, 2006

Revenues	$1,678,565	$1,695,661

Cost of revenues	911,677	851,732

Gross profit	766,888	843,929

Operating Expenses

Salaries and wages	2,886,973	2,233,924

Selling, general and administrative expenses	1,926,247	2,364,066

Total operating expenses	4,813,220	4,597,990

Loss from Operations	(4,046,333)	(3,754,061)

Other Income (Expense)

Interest income	14,484	17,866

Interest expense	(412,205)	(250,235)

Other than temporary impairment on marketable securities	-	(10,515)

Total other (expense)	(397,721)	(242,884)

Loss before provisions for income of variable interest entity and income taxes	(4,444,054)	(3,996,945)

Provision for income taxes	-	-

Provision for income of variable interest entity	(29,545)	(58,492)

Net loss	$(4,473,599)	$(4,055,437)

Net loss per share (basic and diluted)	$(0.07)	$(0.07)

Weighted average number of shares used in calculation (basic and diluted)	64,386,308	60,171,638

See accompanying notes to these consolidated financial statements

CenterStaging Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2007 and 2006
UNAUDITED

	Three months ended September 30,
	2007	2006
Cash flows provided by (used for) operating activities:
Net Loss	$(4,473,599)	$(4,055,437)
Adjustments to reconcile net loss to net cash provided by (used for) for operating activities:
Income of consolidated variable interest entity	29,545	58,492
Provision for bad debts	(3,217)	45,509
Amortization of non-cash marketing revenue	(5,731)	(6,418)
Depreciation of revenue-earning equipment	185,339	187,210
Depreciation of other property and equipment	183,025	176,038
Noncash compensation for consultants with common stock	(89,833)	30,000
Noncash compensation for third party with warrants	155,608	293,363
Noncash compensation for non-employees with stock options	-	539,673
Noncash compensation for employees with stock options	638,511	491,092
Noncash compensation for officer with common stock	599,204	-
Noncash loan fee of stock issued to third party note holder	-	45,002
Amortization of deferred costs	80,868	11,862
Amortization of note discounts	(23,191)	-
Other than temporary impairment on marketable securities	-	10,514

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	90,924	(94,694)
(Increase) decrease in other current assets	(201,785)	(65,785)
(Increase) decrease in deposits	-	1,442
(Increase) decrease in deferred costs	-	(27,318)
Increase (decrease) in accounts payable	987,654	(122,526)
Increase (decrease) in accrued payroll and other compensation	1,180,388	396,778
Increase (decrease) in accrued interest, rent and other liabilities	335,342	(76,774)
Decrease in deferred rent liabilities	(19,984)	(18,321)
Net cash used for operating activities	(350,932)	(2,180,298)

Cash flows used for investing activities:
Purchases of musical instruments	(2,500)	(9,717)
Purchases of broadcasting equipment	-	-
Purchases of other property and equipment	-	(23,722)
Loans to shareholders of consolidated variable interest entity	(17,865)	(17,866)
Net cash used for investing activities	(20,365)	(51,305)

Cash flows provided by financing activities:
Payments on convertible notes	(30,000)
Payments on lines of credit	(452	-
Payments on related party notes payable	-	(50,000)
Payments on notes payable (not related parties)	(144,624)	(320,238)
Payments on capital lease obligations	(114,596)	(137,559)
Proceeds from loans and lines of credit	155,000	550,000
Proceeds from issuance of notes payable (related parties)	25,000	505,000
Proceeds from issuance of notes payable (not related parties)	457,517	650,000
Proceeds from issuance of convertible notes	-	-
Proceeds from issuance of common stock	-	1,050,502
Net cash provided by financing activities	347,845	2,247,705

See accompanying notes to these consolidated financial statements

CenterStaging Corp.
Consolidated Statements of Cash Flows (continued)
For the Three Months Ended September 30, 2007 and 2006
UNAUDITED

	Three months ended September 30,
	2007	2006

Increase in cash and cash equivalents	(23,452)	16,102

Cash and cash equivalents, beginning of period	81,792	5,406

Cash and cash equivalents in consolidated variable interest entity, July 1	-	-

Cash and cash equivalents, end of period	$58,340	$21,508

Supplemental disclosures of cash flow information:

Cash paid for interest	$116,125	$225,907

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Revenue earning instruments obtained for marketing considerations	$-	$1,760

Common stock issued as payment for accrued interest	$64,614	$-

Common stock issued for satisfaction of accounts payable	$20,627	$-

Purchase of equipment under a capital lease	$-	$87,912

Purchase of vehicles under financing agreements	$-	$111,802

Common stock issued as loan fee in connection with promissory note	$-	$$45,000

See accompanying notes to these consolidated financial statements

CenterStaging Corp
Notes to Consolidated Financial Statements
September 30, 2007
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

For purposes of these consolidated financial statements, references to the “Company” shall mean CenterStaging and its wholly owned subsidiary CMPI, and Jan & Johnny, Inc., a variable interest entity.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. These unaudited interim consolidated financial statements should be read in conjunction with the Annual Report on Form 10-KSBcontaining the audited financial statements as of and for the two years ended June 30, 2007.

Basis of Consolidation

The consolidated financial statements include the accounts of CenterStaging and its wholly owned legal subsidiary, CMPI. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company is the primary beneficiary of a variable interest entity (VIE), Jan and Johnny, Inc. Jan and Johnny, Inc. is owned by Jan Parent and Johnny Caswell, directors and executive officers of the Company, who together owned 33% of the outstanding Common Stock of the Company as of September 30, 2007. The Company adopted FIN 46(R) effective July 1, 2004. This requires that the Company consolidate the activities of the VIE into its financial statements. During the periods ended September 30, 2007 and 2006, all intercompany balances have been eliminated in consolidation.

Note 2. Equity Transactions

Securities Based Compensation for Employees

Common Stock
The Company exchanged 3,000,000 options for the purchase of the Company’s common stock for 3,000,000 shares of its restricted common stock with a total value of $960,000 in the three months ended September 30, 2007. Per SFAS No. 123R Share Based Payment, the exchange was accounted for as a repurchase of the original share based payment. The Company recorded a charge of approximately $599,000 for the excess value of the stock issuance over the fair value of the options on the repurchase date and the remaining unrecognized compensation expense for the unvested portion. The value of the stock award was calculated based on the excess of the closing price of the Company’s stock traded on the OTC:BB as of the date of the transaction, compared to the fair value of the option on the modification date.

Securities Based Compensation for Non-employees

Common Stock
The Company issued 108,888 S-8 registered shares of its common stock with a total value of $20,627 for the settlement of accounts payable in the three months ended September 30, 2007. The value was calculated based on the closing price of the Company’s stock traded on the OTC:BB as of the date of the transaction. The Company also issued 150,000 shares of its restricted common stock with a total value of $66,000, and 133,334 shares of S-8 registered common stock with a value of $50,667 to consultants providing services to the Company over various service periods, plus agreed to issue in a future period 100,000 unregistered shares with an estimated value of $44,000 to settle accounts payable. Under EIFT 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company has valued the compensation based on the closing price of the Company’s stock traded on the OTC:BB as of the date of the transaction, and has revalued to fair value the common shares as of September 30, 2007, and a reduction to equity of $155,000 for issuances of 500,000 shares in prior quarters.

Warrants
The Company issued 126,000 warrants for compensation of non-employees in the three months ended September 30, 2007. Under EIFT 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company has valued the compensation based on the fair value calculated using a Black-Scholes valuation model as of the date of the transaction, and the Company has revalued, to fair value as of September 30, 2007, the eventual compensation commitment, and has recorded a reduction to equity of $20,355 for the three months ended September 30, 2007. The Company also modified the exercise price and the term of a warrant originally issued in December 2005 for services rendered to the Company in prior periods. The Company is accounting for this as a modification of the original issuance under SFAS 123R and the increase in the fair value of the warrant was $132,364 and was expensed in the three months ended September 30, 2007.

Securities Issued for Interest Payments
The Company issued 175,515 shares of its restricted common stock for the payment of $68,214 of accrued interest on convertible notes for the three months ended September 30, 2007. The value was calculated based on the closing price of the Company’s stock traded on the OTC:BB as of the date of the transaction.

Stock Option Plans

The Company granted no options during the three month period ended September 30, 2007, and 90,000 options were forfeit due to employee terminations. In March 2007, the Company granted 3,000,000 options to an officer of the Company, at an exercise price of $1.25 per share under a separate plan. In August 2007, the Company exchanged these 3,000,000 options for the purchase of the Company’s common stock for 3,000,000 shares of its restricted common stock with a total value of $960,000 for compensation of an officer of the Company in the three months ended September 30, 2007.

During the three month ended September 30, 2007 and 2006, the Company recognized $638,511 and $491,092, respectively, of stock-based compensation expense and zero in related tax benefits, respectively (which expenses were included in selling, general and administrative expenses). As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was $3,691,235.

Note 3.  Debt

Notes Payable, Loans and Lines of Credit
In the three months ended September 30, 2007, the Company received loan proceeds with maturity dates of less than one year under the following terms; i) proceeds of $30,000 with interest at 8.0% with interest payable at maturity; ii) proceeds of $125,000 with interest at 10% payable at maturity; iii) proceeds of $341,000 with interest at 6% payable at maturity; and iv) proceeds of $116,516 with interest and principal payable monthly at an interest rate of 8.78%. The company also made principal repayments of $140,061 on notes payable, loans and lines of credit.

Convertible Notes Payable
In the three months ended September 30, 2007, the Company repaid $30,000 of principal on convertible notes payable.

Mortgage on Building
 The building leased by Jan and Johnny, Inc. to the Company is subject to mortgage that bears interest at a variable rate of prime plus 1.75% (10.0% as of September 30, 2007) payable monthly based on a 25-year amortization and due and payable in 2010. The outstanding principal amount of this mortgage at September 30, 2007 was $3,077,643, including principal repayments of $5,015 for the three months ended September 30, 2007.

Financings from Related Parties
In the three months ended September 30, 2007, the Company has borrowed additional amounts aggregating $25,000 from directors and executive officers of the Company.

Note 4. Variable Interest Entities

The Company leases one of the buildings at its Burbank facility from Jan and Johnny, Inc., an entity established for the sole purpose of acquiring and leasing the building. Under FIN-46R, Jan and Johnny, Inc. is a variable interest entity and the Company is the primary beneficiary. Therefore, the Company has consolidated Jan and Johnny, Inc. in its consolidated financial statements. The land and building have a carrying value of $275,000 and $837,677 respectively, with related mortgage debt of $3,070,069 as of September 30, 2007.

Note 5. Segments: Production and Support Services and Rentals, and “rehearsals.com” Operations

The Company manages its operations through two business segments: (i) provision of musical production services, renting of musical instruments and renting studios for rehearsals and production, and (ii) “rehearsals.com” operations. Through September 30, 2007, the Company has derived its revenues from production and support services and the rental of musical instruments and rehearsal studio space. In 2004, the Company formed a digital media division, called “rehearsals.com,” to produce and distribute original high definition audio/video content of musicians and recording artists at our studios as they rehearse, give clinics and record. The Company’s plan is to generate revenues from rehearsals.com through the distribution and licensing of its high-definition audio/video content and through sponsorships on its rehearsals.com website.

Administrative functions such as finance, treasury and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. During 2007 and 2006, there were minimal transactions between the two segments. The operating costs of each segment are captured discretely within each segment. The Company’s property and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

Summary financial information for the two reportable segments is as follows:

	September 30, 2007	September 30, 2006
Production Services and Rental Operations:
Net sales	$1,549,078	$1,695,661
Operating loss	1,659,187	2,580,332
Identifiable assets	3,218,094	2,897,476
Accounts receivable, net	459,389	752,942
Property and equipment, net	1,186,349	1,400,278
Revenue earning equipment, net	403,671	305,548

Rehearsals.com Operations:
Net sales	129,487	-
Operating loss	2,387,146	1,173,729
Identifiable assets	3,332,559	4,719,333
Accounts receivable, net	134,487	-
Property and equipment, net	442,527	886,961
Revenue earning equipment, net	2,755,544	3,542,911

	September 30, 2007	September 30, 2006
Consolidated Operations:
Net sales	$1,678,565	$1,695,661
Operating loss	4,046,333	3,754,061
Identifiable assets	6,550,652	7,616,809
Accounts receivable, net	593,876	752,942
Property and equipment, net	1,628,876	2,287,239
Revenue earning equipment, net	3,159,215	3,848,459

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

Note 7. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company experienced net losses of $17,777,913 and $25,298,931 for the year ended June 30, 2007 and 2006, respectively. During the three months ended September 30, 2007 and 2006 the Company experienced net losses of $4,473,599 and $4,055,437 respectively. In addition, the Company has incurred substantial monetary liabilities in excess of monetary assets over the past several years and, as of September 30, 2007, had an accumulated deficit of $55,088,173 and a total stockholders’ deficit of $15,797,196. The Company also has significant amounts of debt coming due in the next twelve month period. These matters, among others, raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to generate sufficient sales volume to cover its operating expenses and to raise sufficient capital to meet its payment obligations. Historically, the Company has been able to raise additional capital. During the year ended June 30, 2007, the Company sold 1,849,288 shares of Common Stock in a private offering generating $2,059,872 of capital.  The Company's ability to obtain additional financing in the coming months will depend upon a number of factors, including market conditions, results of operations, success in implementing its business plan for rehersals.com and investors' perceptions of the Company’s business and prospects. The Company therefore may not be able to continue to raise the needed capital.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company is taking action to address these matters, which include:

•	Retention of experienced management personnel with particular skills in the development and commercialization of rehearsal.com services.

•	Seeking contracts with musical performing artists.

•	Seeking investment capital.

The Company plans to generate revenues from rehearsals.com through the distribution and licensing of high-definition audio/video content and through sponsorships on its rehearsals.com website. The Company does not expect to recognize material revenues from rehearsals.com until late second quarter of fiscal year 2008. The Company launched this website in March 2006, and as of September 30, 2007, more than 85 hours of content was available.

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

Note 8. Recent Accounting Pronouncements

In June 2007, the EITF reached a consensus on Issue 07-3, which focuses on whether non-refundable advance payments for goods or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-3 is effective for periods beginning after December 15, 2007. Further, the EITF has Issue 07-1 currently under consideration. EITF 07-1 “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaborative agreement should be presented in the income statement and certain related disclosure questions. We are currently evaluating the requirements of these issues and have not yet determined the impact on the financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on July 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements. The Company files tax returns in the U.S. federal jurisdiction and in various states.

At the adoption date on July 1, 2007 and as of September 30, 2007 the Company recorded no cumulative effect adjustments related to the adoption of FIN 48.

Upon adoption of FIN 48 on July 1, 2007, and as of September 30, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. For the three months ended September 30, 2007, no interest or penalties were recorded.

Note 9. Subsequent Events

 Financings from Related and Unrelated Parties

During the period from October 1, 2007 to November 14, 2007, the Company has repaid amounts aggregating $16,500 under revolving lines of credit from related parties.  In addition, the company has borrowed in the aggregate additional non-convertible loans of $35,000, net of repayments of $165,000, from unrelated third parties. Certain loans are personally guaranteed by Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston, however the guarantee is indemnified by the company.

Issuance of Common Stock

During the period from October 1, 2007 to November 14, 2007, the Company issued 5,000,009 restricted shares of its Common Stock and 3,502,714 shares of registered S-8 shares of common stock to various strategic consultants, and an employee of the Company.

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

We recorded a net loss of $4.5 million in the three months ended September 30, 2007, compared to a net loss of $4.1 million for the three months ended September 30, 2006. The increase in the net loss was due primarily to the fact that salaries and wages increased $653,000, due primarily to a non-cash charge of $1,238,000 related to stock options and common shares issued to employees, an increase in interest expense by $162,000, and a reduction in selling, general, and administrative of $438,000, due primarily to a $517,000 reduction in consultant costs.

Results of Operations

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

Revenues. Our revenues of $1.7 million for the three months ended September 30, 2007 approximated the revenues of $1.7 million for the three months ended September 30, 2006.

Gross Profit. Gross profit decreased $77,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, due primarily to increased production costs.

Salaries and Wages. Salaries and wages increased from $2.2 million for the three months ended September 30, 2006 to $2.9 million for the three months ended September 30, 2007. This increase is primarily attributable to a non-cash charge of $1,238,000 related to stock options and common shares issued to employees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $ 2.4 million for the three months ended September 30, 2006 to $1.9 million for the three months ended September 30, 2007, primarily due to a decrease of $517,000 in consulting expenses.

Interest Expense. We recorded interest expenses of $412,000 for the three months ended September 30, 2007, as compared to $250,000 for the three months ended September 30, 2006. The increase was due to the increase in debt financing.

Financial Condition, Liquidity and Capital Resources

Our accounts receivable (net of allowance for doubtful accounts) decreased from $682,000 at June 30, 2007 to $594,000 at September 30, 2007.

Our revenue-earning equipment consists of our inventory of musical instruments (including technical and production equipment) for rental and broadcasting equipment used in our rehearsals.com division. Our revenue-earning equipment, before depreciation, remained constant at $5.8 million at June 30, 2007 and September 30, 2007. We do not have any planned material additional capital expenditures during the fiscal year, as we have completed the initial build-out of our broadcast center and acquired sufficient broadcast equipment until our rehearals.com division starts generating material revenues.

Our property and equipment consists of our variable interest entity’s land and building and their buildings’ leasehold improvements, leasehold improvements for our other three properties, machinery and equipment not related to our rental and broadcasting equipment, and all furniture and fixtures. Our property and equipment, before depreciation, remained constant at $5.3 million at June 30, 2007 and September 30, 2007.

Our short-term debt at September 30, 2007 included principally: (i) $275,000 under revolving lines of credit with three financial institutions, with borrowings under these credit lines being unsecured with no material covenants, at an average interest rate during fiscal year 2007 of approximately 10% on the combined outstanding balance; (ii) $100,000 under a note payable from an unrelated party bearing an interest rate of 6% per annum which is due and payable upon demand; (iii) $50,000 under notes payable to Johnny Caswell and Jan Parent at an interest rate of 9.6% per annum, which are due and payable upon demand; (iv) $50,000 loan from an unaffiliated party bearing an interest rate of 5% per annum which are due and payable on December 31, 2007; (v) $50,000 loan bearing an interest rate of 9.00% per annum from an unrelated party due and payable on March 31, 2007 (vi) $530,000 that represents the current portion of equipment leases; (vii) $623,000 of advances under revolving lines of credit from Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston, bearing interest at the prime rate plus 4.00%; (vii) loans in the aggregate amount of $160,000 bearing interest at the rate of 8% per annum due and payable upon demand from Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston; (ix) a loan in the amount of $250,000 bearing interest at the rate of 10% per annum due and payable January 31, 2007; (x) loans in the aggregate net amount of $966,000 bearing interest at the rate of 6% per annum and due and payable December 31, 2007, which loan was guaranteed by Johnny Caswell, Jan Parent, Roger Paglia, Howard Livingston and Paul Schmidman; (xi) a loan in the amount $660,000 (of which $92,000 was retained by the lender as an interest reserve) bearing interest at the greater of 14% per annum or prime plus 5.75% due and payable on September 1, 2007 and secured by a junior security interest in our equipment, which loan was guaranteed by Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston; (xii) loans in the aggregate amount of $102,000 bearing interest at the rate of 10% per annum due and payable on May 31, 2007 from Johnny Caswell and Jan Parent; (xiii) a $470,000, 8% convertible debenture due July 31, 2007; and (xiv) $2,400,000 (before $428,000 note discount) original issuance discount loan payable to an unrelated third party on or before March 26, 2008. This note was guaranteed by the CenterStaging common shares owned by Jan Parent, Roger Paglia and Howard Livingston, however the guarantee is indemnified by the company; (xx) $100,000 under a note payable from an unrelated party bearing an interest rate of 10% per annum which is due September 30, 2007; (xxi) $125,000 under a note payable from an employee bearing an interest rate of 10% per annum which is due September 30, 2007.

Our long-term debt at September 30, 2007 included principally: (i) $3,038,000 under a loan bearing interest at a variable rate of prime plus 1.75% per annum (10% per annum at September 30, 2007), maturing in 2010, with payments based on a 25-year amortization, and secured by secured by a first deed of trust on the land and buildings leased to us by an affiliate; (ii) $1,683,000 under a bank loan bearing interest at a variable rate of prime plus 2.75% per annum (11% per annum at September 30, 2007), and secured by substantially all of our assets and by a junior security interest in the land and building; (iii) $147,000 under a bank loan bearing interest at a variable rate of (9.25% per annum at September 30, 2007) and fully amortizing through maturity in November 2009; (iv) $75,000 under notes payable to Jan Parent at an interest rate of 9% per annum, which are due and payable in July 2010; (v) $3,000,000 (before $2,687,000 note discount), 10% convertible debenture due December 31, 2008; (vi) $1,000,000 (before $863,000 note discount), 10% convertible debenture due June 30, 2009, and (vii) $765,000 in long-term capital leases.

Our common stock and paid-in capital increased from $38.9 at June 30, 2007 to $40.3 million at September 30, 2007, due primarily to: (i) $600,000 from the issuance of 3,000,000 shares of restricted common stock to an officer of the company; (ii) $638,000 relating to employee stock options; and (iii) $155,000 related to warrants issued to unrelated third parties.

Since the start-up of rehearsals.com in fiscal year 2004, we have had a working capital deficiency as our cash requirements have exceeded our cash flows from operations. We incurred expenses of approximately $6.8 million in fiscal year 2007 and $2.5 million in the three months ended September 30, 2007, in connection with rehearsals.com. These losses are due largely to compensation expense, acquisitions of assets, production and production support in connection with the start-up of rehearsal.com and the creation of digital content. Through September 30, 2007, we had not generated a material amount of revenues from this division.

We have fulfilled these cash flow shortages with proceeds from the sales of securities, borrowings and extensions of maturity dates from lenders. During the period from October 1, 2007 to November 14, 2007, the Company has repaid amounts aggregating $16,500 under revolving lines of credit from related parties.  In addition, the company has borrowed in the aggregate additional non-convertible loans of $35,000, net of repayments of $165,000, from unrelated third parties. Certain loans are personally guaranteed by Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston, however the guarantee is indemnified by the company.

We will continue to have working capital deficiencies until we can generate either significant financings from the sale of securities or other borrowings and/or generate material revenues from rehearsals.com. Our cash requirements include not only cash to fund our operating shortages but to repay maturing debt and accounts payable and accrued payroll. As of September 30, 2007, we had approximately $900,000 of principal indebtedness due on demand, and approximately $7.4 million due on or before September 30, 2008. Of these amounts, $934,000 is due to our directors and principal shareholders.

We will continue to seek additional financing to funds these shortages. In addition, our plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on our rehearsals.com website. The amount and timing of revenues from rehearsals.com will depend upon a number of factors, many of which are beyond our control of the Company (see “Certain Factors Relating to our Digital Music Division,” below). We anticipate that the earliest we could receive significant revenues from rehearsals.com is the third quarter of fiscal year 2008.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Risks relating to our Financial Condition and Liquidity

Working Capital Deficiency

Since the start-up of rehearsals.com in fiscal year 2004, we have had a working capital deficiency as our cash requirements have exceeded our cash flows from operations. We incurred expenses of approximately $6.8 million in fiscal year 2007 and $2.5 million in the three months ended September 30, 2007, in connection with rehearsals.com. These losses are due largely to compensation expense, acquisitions of assets, production and production support in connection with the start-up of rehearsal.com and the creation of digital content. Through September 30, 2007, we had not generated a material amount of revenues from this division.

We have fulfilled these cash flow shortages with proceeds from the sales of securities, borrowings and extensions of maturity dates from lenders. During the period from October 1, 2007 to November 14, 2007, the Company has repaid amounts aggregating $16,500 under revolving lines of credit from related parties.  In addition, the company has borrowed in the aggregate additional non-convertible loans of $35,000, net of repayments of $165,000, from unrelated third parties. Certain loans are personally guaranteed by Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston, however the guarantee is indemnified by the company.

We will continue to have working capital deficiencies until we can generate either significant financings from the sale of securities or other borrowings and/or generate material revenues from rehearsals.com. Our cash requirements include not only cash to fund our operating shortages but to repay maturing debt and accounts payable and accrued payroll. As of September 30, 2007, we had approximately $900,000 of principal indebtedness due on demand, and approximately $7.4 million due on or before September 30, 2008. Of these amounts, $934,000 is due to our directors and principal shareholders.

We will continue to seek additional financing to funds these shortages. In addition, our plan is to generate revenues from rehearsals.com through the distribution and licensing of our high-definition audio/video content and through sponsorships on our rehearsals.com website. The amount and timing of revenues from rehearsals.com will depend upon a number of factors, many of which are beyond our control of the Company (see “Certain Factors Relating to our Digital Music Division,” below). We anticipate that the earliest we could receive significant revenues from rehearsals.com is the third quarter of fiscal year 2008.

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

We have suffered material net losses and have a stockholders’ deficit

We recorded net losses of $4.5 million during the quarter ended September 30, 2007, $17.8 million in the fiscal year 2007 and $25.3 million in the fiscal year 2006, causing a significant deterioration in our financial condition. We had a stockholders’ deficit of $15.8 million at September 30, 2007.

We anticipate continuing to incur operating losses until such time as we can generate net earnings in rehearsals.com. We anticipate that the earliest we could receive significant revenues from rehearsals.com is the third quarter of fiscal year 2008. The success of our rehearsals.com division will be dependent upon a number of factors, many of which are beyond our control (see “Certain Factors Relating to rehearsals.com” below). Accordingly, we can give no assurance as to when, if ever, that we will become profitable.

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

Risks Relating to Rehearsals.com

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

Risks Relating to our Business Generally

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

As of September 30, 2007, Johnny Caswell, Jan Parent, Roger Paglia and Howard Livingston owned beneficially 56% of our outstanding Common Stock. These four shareholders also constitute our board of directors and are our four most senior executive officers. Because of their share ownership, these four shareholders have the power to elect all of our directors (there are no cumulative voting rights), and have the power to approve or disapprove any actions considered by our shareholders, including a change in the authorized capital stock, the sale of all or substantially all of our assets, and mergers. This concentration of ownership of our Common Stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our company or our assets and may adversely affect the market price of our Common Stock.

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

Risks Related to Our Common Stock

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to cash constraints of the Company, which directly affected the ability of staffing our accounting department appropriately, and thereby causing the Company to file an extension, disclosure controls and procedures could have been potentially affected as of that date. As a result, we have experienced delays in preparing and filing this Quarterly Report on form 10QSB. Management is in the process of remedying the situation so that future reports are filed timely with the Securities and Exchange Commission.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock
The Company exchanged 3,000,000 options for the purchase of the Company’s common stock for 3,000,000 shares of its restricted common stock with a total value of $960,000 for compensation of an officer of the Company in the three months ended September 30, 2007. The shares were valued at $0.32 per share.

The Company also issued 150,000 shares of its restricted common stock with a total value of $116,667 to consultants providing services to the Company over various service periods, plus agreed to issue 100,000 unregistered shares with a value of $44,000 to settle accounts payable. The shares were valued at a price of $0.44 per share.

Warrants
The Company issued 126,000 warrants for compensation of non-employees in the three months ended September 30, 2007. The warrants have a 3 year term with exercise prices of $0.95 to $1.10.

The issuances of the unregistered shares above were exempt from registration under the Securities Act of 1933, pursuant of Section 4(2) of that Act as transactions not involving a public offering. We did not use any general solicitation or general advertising in connection with these sales. Each purchaser represented that he or she was acquiring the shares for investment purposes only and we placed appropriate restrictions on transfer on the shares issued.

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

Date: November 19, 2007	CENTERSTAGING CORP.

	By:	/s/ Howard Livingston
Howard Livingston, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	SEC form S-8 for Securities to be offered to employees in employee benefit plans. Incorporated by reference with a filing date of August 24, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act